Form 10KSB
period 2005-08-31
Project Romania Inc.
filed 2005-12-01
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-KSB

____________________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended

August 31, 2005

Commission File # 333-123479

PROJECT ROMANIA INC.

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0418754

(IRS Employer Identification Number)

2490 West 2nd Avenue, Suite 404 Vancouver, British Columbia, Canada	V6K 1J6
(Address of principal executive offices )	(Zip Code)

(604) 736-5777

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No ☒

The registrant had revenues of $4,809 for the fiscal year ended August 31, 2005.

Of the 19,315,000 shares of voting common stock of the registrant (the registrant does not have any non-voting common stock authorized for issuance) issued and outstanding as of August 31, 2005, 5,315,000 shares are held by non-affiliates.  Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

The registrant had 19,315,000 shares of common stock issued and outstanding as of November 24, 2005.

Documents incorporated by reference:  Articles of Incorporation, Certificate of Amendment of Articles of Incorporation, Bylaws, Shareholder Loan Agreement dated November 1, 2003, Amendment to Shareholder Loan Agreement dated April 20, 2005 and Subsidiaries of the Issuer are incorporated by reference into Part III of this annual report on Form 10-KSB.

Transitional Small Business Disclosure Format:

Yes	☐	No ☒

PART I

 This annual report on Form 10-KSB contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs including, statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statement contained in this annual report on Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

General

PRI was incorporated in Nevada on June 11, 2003, under the name Poseidon Casinos Inc., but changed its name to Project Romania Inc. by filing Articles of Amendment with the Nevada Secretary of State effective October 30, 2003.

Our fiscal year end is August 31.

PRI acquired 100% of the issued and outstanding shares of Galaxy Telnet S.R.L. (“Galaxy Telnet”) a company incorporated under the laws of Romania, on August 15, 2003 under a stock exchange agreement (the “Stock Exchange Agreement”) between PRI and Galaxy Telnet dated as of October 31, 2003. Before the stock exchange transaction, L. Gabriel Luca, a Romanian-born, Canadian-resident entrepreneur, was the sole shareholder of Galaxy Telnet. On the closing date of the stock exchange transaction, Mr. Luca was also the sole director and officer of PRI. PRI issued 6,000,000 shares of its common stock to Mr. Luca in exchange for his shares in Galaxy Telnet. Mr. Luca’s shares in Galaxy Telnet represented all the issued and outstanding shares of the common stock of Galaxy Telnet on the closing date of the share exchange transaction.

We are a holding company without any assets other than the shares we hold in Galaxy Telnet. Our core business operations consist of the Voice Over Internet Protocol (“VoIP”) business operations of Galaxy Telnet, our wholly owned operating subsidiary. All our revenues are derived from the operations of Galaxy Telnet.

Before the acquisition of Galaxy Telnet, we did not conduct business.

Our business operations take place solely within Romania, a country located in Southeastern Europe, bordering the Black Sea, between Bulgaria and Ukraine, with a landmass slightly smaller than Oregon. Romania is situated in the Eastern European time zone, i.e. GMT+2 hours.

Bucharest is the capital of Romania, and the administrative and commercial center of the country, with a population over 2 million. The total population of Romania is approximately 22.5 million.

Romania became an associate member of the European Union (“EU”) in 1993. At its Helsinki Summit in December 1999, the EU invited Romania to formally begin accession negotiations. Romania's targeted date for EU accession is 2007. As of December 8, 2004, Romania had provisionally closed all 30 EU accession chapters.

Romania signed the NATO Partnership for Peace program in 1994 and became a formal member of NATO on March 30, 2004.

Since December 1989, Romania has actively pursued a policy of strengthening relations with the West in general, more specifically with the U.S. and the EU. Romania was a helpful partner to the allied forces during the first Gulf war, particularly during its service as president of the UN Security Council. Romania has been active in peacekeeping operations in Afghanistan, UNAVEM in Angola, IFOR/SFOR in Bosnia, and in Albania. Romania also offered important logistical support to allied military operations in Iraq in 2003 and, after the cessation of organized hostilities, has been participating in security and reconstruction activities. Romania is a member of the Organization for Security and Cooperation in Europe, which it chaired in 2001.

Romania enjoyed an estimated real growth rate (GDP) of 4.9% in 2004 (2004 World Factbook, prepared by the Central Intelligence Agency for US Government officials).

Galaxy Telnet was created to concentrate on the continuous market introduction of emerging communication innovations in Romania. Its current focus is the introduction of Internet telephony solutions to the local and long distance telecommunications market in Romania.

Internet telephony (also known as, "Voice over Packet," "Voice over Internet Protocol" or "VoIP") is a category of hardware and software that enables people to use the Internet as the transmission medium for telephone calls. It is comprised of several interconnected processes that convert a standard phone voice signal in analog format into a stream of data packets on a data packet or digital network and back again. VoIP allows the human voice to travel simultaneously over a single data packet network line with both fax information and modem data. VoIP provides rich benefits for all levels of suppliers and end users, from networking equipment manufacturers who are providing next-generation equipment to service providers, who can now market new services to end users in businesses and homes. We are one such service provider.

While our technology focus is broader than just voice solutions, we are focusing on the VoIP telephony market for the near term as we believe there is a clear market for this specific service in Romania. We wish to build a name for ourselves in the VoIP telephony market as a means of leveraging ourselves into the larger IP communications solutions market in Romania.

Principal Products and Services

We currently specialize in the integration of VoIP technologies and the marketing of the services enabled through those technologies. Our trained and specialized staff can assess the requirements of telecommunications consumers and help with the adoption of the appropriate VoIP telephony strategy and architecture.

Our VoIP solutions portfolio is currently limited to the IP product and software technologies of Galaxy Telecom of Vancouver, British Columbia. Galaxy Telecom’s products and software are offered as part of a turnkey deployment of basic and enhanced voice services over a managed IP network. “IP” stands for Internet protocol, the language used by most data networks.

All our product sales to date have been of the Galaxy Telecom i-box Broadband. The i-box Broadband is a “gateway” product that converts the standard circuit-switched analog signal from a telephone or office PBX into digital data that can be sent over a packet-switched, IP-based data network. This small (roughly the size of a pocket novel) 'plug and play' AC power device and related technology enables the broadband subscriber to communicate locally or around the globe with an existing touch-tone telephone or office PBX, without the need for a computer. It is compatible with any high-speed broadband Internet access.

While a computer is a complement to our service, it is not necessary for the operation of the service. To place and receive telephone calls via the Internet using an ibox, the only requirements are a broadband connection/modem, a power source and a telephone. The subscriber’s telephone and broadband modem are connected to the ibox via different ports on the ibox. No device other than the ibox is required to enable the telephone to “connect” to the Internet. If the subscriber wishes, the ibox (already connected to the broadband modem and telephone) may also be connected to the subscriber’s computer and telephone line outlet to allow subscriber access to the world wide web (including account information) and the public switched telephone network respectively.

The ibox works the same whether the Internet is accessed through a fixed or wireless modem. So long as the modem provides high-speed broadband Internet access, it makes no difference whether the connection occurs via a landline or wirelessly.

The installation process primarily involves activation of the ibox by our technical staff. Once activated, an ibox requires only a broadband connection/modem, a power source and a telephone to operate. The ibox itself is portable and can be connected to another broadband modem and telephone at a remote site. A subscriber with even the most rudimentary technical skills should be able to use his or her ibox to access the Internet to make and receive telephone calls at a remote site.

The i-box Broadband and related gateway and network service offers the following features:

- unlimited calling between i-box Broadband subscribers inside and outside Romania,

  without any per minute charges;

- low long distance calling charges for calls to non-subscribers;

- works with existing analog telephone or business PBX, without the need for a PC;

- excellent (business grade) sound quality using state of the art voice compression;

- access to advanced features, such as voice mail;

- always on connectivity;

- real time long distance usage and billing information via an on-line customer portal;

- a secondary line;

- easy user self-activation through a Web-based Configuration Wizard; and

- advanced voice compression techniques ensures that the subscriber’s Internet bandwidth remains optimal and that the subscriber notices no difference in download or upload speeds.

A subscriber of our service may call another subscriber of our service, inside or outside Romania, and not incur any per minute charges for the call. All calls to non-subscribers attract per minute charges. If the subscriber’s call is to a non-subscriber, the price of the call varies with the termination point and also with whether the call terminates via a landline or wireless connection. Generally speaking, the per minute price for calls within Romania, both for landline and wireless terminations, is more expensive than the prices offered by other Romanian telecommunications service providers. For international long distance calling, however, our prices to the subscriber are significantly lower than the competition. The international long distance prices offered by Romtelecom represent a fair comparison point, as the long distance telecommunications market in Romania was deregulated in January 2003 and Romtelecom, the incumbent monopoly service provider, has lowered its prices, presumably to be competitive with other international long distance service providers. We set out below a comparison between a sampling of Romtelecom and Galaxy Telnet international long distance rates. The Romtelecom rates are taken from the Romtelecom published tariffs on the Romtelecom website, effective April 27, 2005.

Termination Point	Romtelecom (USD/min.)		Galaxy Telnet (USD/min.)
	8 am - 10 pm (peak)	10 pm - 8 am (off peak)	8 am - 10 pm (peak)	10 pm - 8 am (off peak)
Israel	0.29	0.22	0.06*	0.06*
Jamaica	0.65	0.65	0.120	0.120
Hungary	0.29	0.22	0.070	0.070
Columbia	0.48	0.48	0.20*	0.20*
Mexico	0.48	0.48	0.08*	0.08*
Hong Kong	0.48	0.48	0.036	0.036
Finland	0.32	0.26	0.056	0.056

* most expensive termination point of various termination points in country

Our VoIP offering does not replace the subscriber’s existing phone service – it is an enhancement. It allows the subscriber to choose between two services - for international long distance the subscriber would use his i-box Broadband; and for local calls, domestic long distance and 911 services, the subscriber would use his existing telephone service.

Basic VoIP connectivity includes VoIP caller ID, call waiting and voicemail. Enhanced voicemail (including call forwarding, do not disturb, speed dial, call logs, profile management and greeting management) is available for an additional fee.

We intend to use our existing operations as a platform from which to pursue new opportunities. We plan to broaden our service offerings, through innovative technologies and expanding our presence in Central and Eastern Europe, to become an important player on the wholesale and retail VoIP market. Until this is done, we will focus on the retail VoIP business, by selling i-box Broadband products and services to residential and small to medium sized commercial clients.

Competitive business conditions and our competitive position in the industry and methods of competition

We compete in the general voice telecommunications market in Romania. The dominant players in this market are Romtelecom, Atlas Telecom, Astral Telecom and RDSTel. All are known as fixed line businesses providing, among other things, voice services via fixed line connections. Although some or all of these players use VoIP technologies to route portions of their calls, none of them market their voice services as VoIP services per se.

Our niche markets within the general voice telecommunications market in Romania are the multi-office enterprise local and long distance market and the market for inexpensive international long distance calls. We compete within the multi-office enterprise local and long distance market primarily on the basis of price. Using our VoIP service, a multi-office enterprise can make inter-office calls without incurring per minute charges. We are not aware of any other telecommunications business in Romania that allows customers to call other network subscribers without incurring any per-minute charges. Therefore, to the best of our knowledge, we do not have any competition on the basis of price alone in this market. With respect to the market for inexpensive international long distance calls, there are many companies active in Romania such as Nobel, Easycomm, Adison, INES and PCNet that allow the users of the services to make inexpensive international long distance calls using their computer or calling cards and VoIP technologies. We compete with such companies primarily on the basis of price. Based on our research, we are still the lowest priced international long distance calling option in Romania. We also eliminate the need to enter multiple numbers inherent with calling card options. With our VoIP offering, the customer simply presses the # key and then “dials” the regular phone number of the person being phoned.

We do not compete with providers of free VoIP service, for several reasons. Firstly, all free VoIP providers (e.g. Skype, Yahoo and Microsoft) offer only computer to computer or computer to phone services. With our service, all one needs is a high speed connection (via a fixed line or wireless modem), an ibox, a power source and a telephone – a computer is not necessary. Secondly, the free services provide a software solution. We provide a hardware product that our customers can take with them to make calls from other locations. Once activated, the ibox can transmit and receive data via Galaxy Telecom’s server/network. The ibox itself is portable and can be connected to another high speed connection/modem and telephone at a remote site. Finally, we have a very specific market (hotels, cable companies, SOHO enterprises, multi-office enterprises, etc.) that we know well and we focus on selling to this specific market, while the providers of free VoIP service target the extremely broad universe of all PC users.

Our competitive edge consists of the following:

1.

being extremely price competitive;

2.

being the only company in our market that provides calls within our network of customers without per minute charges;

3.

knowing our market well (we have spent almost two years researching, testing and defining it); and

4.

being very focused and professional in regards to approaching and servicing our customers.

We believe these competitive advantages provide us with the tools to be successful in the emerging VoIP market in Romania.

Employees

As of November 23, 2005, we had two employees, Gabriel Luca (director and principal shareholder) who is managing operations in Romania and Georgiana Stoian, sales agent. We use contracted services to perform our bookkeeping and also engage technical staff to install product as appropriate.

ITEM 2. DESCRIPTION OF PROPERTY

For its head office, PRI shares space with a law office located at 2490 West 2nd Avenue, Suite 404, Vancouver, British Columbia, Canada. The office is being provided free of charge by a director as an accommodation to the Company. The office of Galaxy Telnet is located at Aleea Malinului, Nr. 11, Bl. D, Scara C, Apt. 43, Constanta, Judetul Constanta, Romania and is subject to a one-year lease expiring on July 15, 2006.  The monthly lease rate is 400 Euros (approximately $489 at the August 31, 2005 exchange rate).

We do not currently maintain any investments in real estate, real estate mortgages or persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended August 31, 2005, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is presently no public market for our common stock.  We intend to seek the creation of such a market by engaging an authorized OTCBB market maker for sponsorship of our securities on the OTCBB. If we are able to engage a market maker, we anticipate that it will take approximately two months for our securities to be quoted on the OTCBB following submission of the application to the NASD. However, our common stock may never be quoted on the OTCBB or, if quoted, a public market in the stock may never materialize.

On November 23, 2005, we had 47 shareholders of record of our common stock.

DIVIDENDS

We intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the years ended August 31, 2005 and August 31, 2004.

We are a start-up operation selling relatively new technology to an emerging market. We have received a going concern opinion from our auditors because we have not generated sufficient revenues since our inception to cover our expenses and are therefore sustaining losses. During our fiscal year ended August 31, 2005, our second full year of operations, we had sales of $4,809 and incurred a net loss of $(81,901). This resulted in a total accumulated deficit of $(121,781) as at August 31, 2005. During our fiscal year ended August 31, 2004, we had sales of $16,386 and incurred a net loss of $(39,413), which increased our accumulated deficit as of fiscal year end 2004 to $(39,880).

From the date of our incorporation on June 11, 2003 to the date of this report, we have been a development stage company and have generated revenues. Our operating activities during this period have consisted primarily of prospecting new clients, closing sales, and developing the infrastructure required to support delivery of our products and services.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Results of Operations for the Years Ended August 31, 2005 and August 31, 2004

Our operating expenses are classified into six categories:

-

Cost of Goods Sold

-

Salaries & Related Taxes

-

Professional & Consultant Fees

-

Administrative Expenses

-

Sales & Marketing Expenses

-

Advertising Expenses

Cost of Goods Sold. Cost of Goods Sold, comprised of the wholesale cost of i-boxes and service contracts sold, were $1,096 for fiscal 2005 compared to $9,398 for fiscal 2004. The greater aggregate cost of goods sold in the earlier reporting period is explained by the inclusion of the acquisition cost of iBoxes. The reduced aggregate cost of goods sold in the later reporting period represents connection charges payable to Galaxy Telecom. Pursuant to our supply agreement with Galaxy Telecom, the “wholesale cost of … service contracts” is comprised of a fixed price of $5.95 per activated i-box per month. Galaxy Telecom does not receive a percentage of each service contract. Galaxy Telecom is compensated for the use of its network through a monthly charge per activated i-box. We are obligated under our reseller agreement with Galaxy Telecom to pay Galaxy Telecom $5.95 per month per activated i-box, as above. Depending on the services being accessed by a subscriber, there may be additional charges. We recover our cost through our monthly billings to subscribers. Our cost for an i-box with our supplier is currently $99.

The material terms of our service contracts with our subscribers are as follows:

The contracts have an initial term of 12 months, automatically renewable for successive 12 months terms unless written notice of termination is given at least 30 days before the end of the initial or any renewed term. Service charges are payable in advance within ten days of issuance of invoice. Invoices are issued monthly. In addition to the monthly invoice, the subscriber is entitled, at his option, to a detailed description of charges, including number of calls, call durations, call destinations and charges applicable to each call. We reserve the right to increase our tariffs upon 30 days written notice in the event of an increase in our supplier’s tariffs, subject to the right of the subscriber to terminate the service contract, at the subscriber’s option, if the subscriber does not accept a rate increase. The subscriber is entitled to the replacement of a malfunctioning i-box within the warranty period, unless the malfunction is caused by the subscriber. The subscriber may not sublease or sell the i-box, break the seals on the i-box or reveal the i-box access code. In the event of the breach of any of these restrictions or non-payment of invoice, we reserve the right to disconnect the subscriber’s i-box from the network.

Our subscribers currently pay a one-time set-up and activation fee of $10 per i-box and a monthly service fee of $10 per i-box. Our subscribers also pay a monthly fee of $20 per i-box for the first six months of the service contract, towards the $120 purchase price of the i-box. Subscribers making local, long distance and international long distance calls to non-subscribers are also billed an extra monthly amount depending on call volume, call duration, call destination and whether calls terminate via wireless or fixed line connections. Romanian Value-Added-Tax (“VAT”) @ 19% applies to all charges to subscribers.

Salaries & Related Taxes. Salaries & Related Taxes is comprised of wages and payroll taxes paid to and for employees of the Company plus fees and commissions paid to consultants and contracted sales persons. The Company’s staff complement has varied between zero and three employees between September 2003 and August 2005. These employees were primarily engaged in management, sales and product delivery. We also employed staff on a consulting basis during the period January to June, 2004. Other permanent employees include the officers of the Company who did not receive any compensation during fiscal 2004 or fiscal 2005. The two directors of the Company (who are also the officers of the Company) also did not receive any form of compensation. Salaries & Related Taxes were $8,634 for fiscal 2005 compared to $5,699 for fiscal 2004.

Professional & Consultant Fees. Professional & Consultant Fees, comprised of fees for work performed by accounting, audit & legal professionals and of fees and commissions charged by consultants, were $47,246 for fiscal 2005 compared to $18,476 for fiscal 2004. The relative year over year increase is primarily attributable to the audit of financial statements and the preparation of documents for our Form SB-2 filing initiative.

Administrative Expenses. Administrative Expenses were $17,217 for fiscal 2005 compared to $12,623 for fiscal 2004. During fiscal 2005 and 2004, these expenses were primarily comprised of rent, office supplies, Internet & telecommunication expenses, bank charges and depreciation expenses. The relative year over year increase in administrative expenses is due to the continued strengthening of our management activities and the two office moves undertaken in fiscal 2005.

We opened an office in Bucharest, Romania during fiscal 2004. Rent for this office, which is included in Administrative Expenses, was $2,346 for fiscal 2004. We also opened an office in Vancouver, Canada during fiscal 2004 that was provided free of charge by a director of the Company as an accommodation to the Company. We terminated the lease on our first office space in fiscal 2005 and subsequently opened a new office in Bucharest during fiscal 2005. We subsequently terminated the lease for this new office and opened a new office in Constanta in the last quarter of fiscal 2005. During fiscal 2005 total rent came to $4,292. This broke down as rent for our original office in Bucharest of $1,533 and respective rent amounts for our second Bucharest office and our new office in Constanta of $1,432 and $1,327.

Sales & Marketing Expenses. Sales & Marketing Expenses, comprised of costs for business travel and meals, were $5,812 for fiscal 2005 compared to $7,781 for fiscal 2004. The relative year over year savings in sales and marketing costs are attributable to our targeted sales approach during fiscal 2005.

Advertising Expenses. Advertising Expenses are comprised of web site development and maintenance and Internet advertising. Advertising expenses for fiscal 2005 was $4,574 compared to $968 for fiscal 2004. The relative increase in fiscal 2005 is the result of our increased use of Internet advertising to market our services.

Sales. Sales were $4,809 for fiscal 2005 compared with $16,386 for fiscal 2004. The dollar volume of sales for the 12-month period ending August 31, 2005 compared to the 12-month period ending August 31, 2004 decreased significantly. This variance was attributable primarily to the loss of the commission salespersons who generated all sales during the 12 -month period ending August 31, 2004. The two individuals left the Company for other employment in mid-December, 2003 and the Company has only recently found replacement sales staff it expects will generate sales numbers comparable to the sales of the original hires.

Cost of Goods Sold. For the year ended August 31, 2005, Cost of Goods Sold were $1,096, on which we earned a gross margin of $3,713. This compared with Cost of Goods Sold of $9,398 for fiscal 2004, on which we earned a gross margin of $6,988.

Net Loss. We incurred a net loss from operations of $(79,770) for fiscal 2005 compared with a net loss from operations of $(38,559) for fiscal 2004. The primary costs during fiscal 2005 and 2004 relate to expenses to set up our corporate structure, salaries, professional and consulting fees, the acquisition of equipment, and the development of sales territories.

We expect to see a decrease in the wholesale unit cost we pay for iBoxes and service contracts, as we are able to negotiate volume discounts in the upcoming year. In general, we expect the Cost of Goods Sold expenses will increase parallel with total sales.

In the upcoming year, there may be an increase in the area of professional fees as we continue to formalize our accounting and audit functions. We are also optimistic that our business activities will increase, which will require accounting and auditing procedures over a greater transaction base, resulting in increased accounting fees. Additionally, as we are now a reporting company under the Exchange Act, we project that legal and accounting fees will pose a greater burden.

We estimate that our legal expenses will be approximately $10,000 during fiscal 2006 and that accounting and auditor expenses will be approximately $40,000 during the same period.

We expect both our Administrative Expenses and Sales & Marketing Expenses to increase during the next fiscal year in line with increases in our business activities.

We expect a modest increase in Advertising Expenses for the upcoming fiscal year as we have budgeted for advertising over the Internet.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from cash generated from operations, sale of common stock, a bank line of credit and shareholder loans. Uses of funds have included activities to establish our business, acquire equipment, the payment of salaries, rents, sales & marketing expenses and other administrative expenses.

The Company’s principal sources of liquidity as of August 31, 2005, consisted of $1,205 in cash and cash equivalents, a $10,000 bank line of credit and a shareholder loan facility from a director and principal shareholder. Under the bank line of credit, “minimum payments” comprised of interest at the lender’s “prime rate” plus 5% per annum on the outstanding balance plus some portion of the principal balance must be made monthly. Minimum monthly payments are the greater of Cdn $10 and 3% of the outstanding amount. Payments are applied first to interest, next to fees, next to cash advances and finally, to purchases. “Prime rate” means the annual rate of interest the lender announces from time to time as a reference rate then in effect for determining interest rates on Canadian dollar commercial loans in Canada. The lender’s current prime rate is 4.25%, resulting in an interest rate of 9.25% per annum. Interest, which accrues daily, is charged on the amount of each purchase, cash advance and check from and including the transaction date. Service fees in the amount of Cdn $15 per month apply to the account. The line of credit is a revolving line without a fixed term or due date.

Under the shareholder loan facilities from L.Gabriel Luca and R. Michael Stunden loan advances to or on behalf of Galaxy and PRI, bear interest at 5% per annum, calculated and compounded annually, not in advance. Galaxy and PRI are required to repay the outstanding principal and interest at any time after May 1, 2007, on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by Galaxy or PRI at any time without notice, bonus or penalty.

The amount outstanding under shareholder loan facilities was $75,795 as of August 31, 2005; and the amount outstanding under the bank line of credit was $6,633 as of August 31, 2005.

Since inception through to and including August 31, 2005, we have raised $42,575 through private placements of our common shares and debt conversion and $21,195 through sales.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in rapidly evolving markets.

There can be no assurance that we will successfully address such risks, expenses and difficulties. In addition, even though we have an operational business with revenues, we cannot assure you that our revenues will increase or that we will become profitable in the future.

The Company anticipates that it will continue to operate on a negative cash flow basis for the next 12 months. This will require the Company to continue to raise additional capital or obtain debt financing.  Based on the anticipated cash requirements of the Company over the next 12 months, Mr. Stunden has committed in writing to cover the financial needs of the Company during the period ending September 19, 2006, up to $50,000. Additionally, the Company must be able to continue to develop expanded markets and consumer acceptance of its products.

To address the going concern issue identified by our auditors, the Company has recently restructured its management team in Romania, has moved its head office in Romania from Bucharest to Constanta, and is currently expanding its sales efforts. In particular, the salaried manager of the Company was replaced in February, 2005 with Mr. Luca who, since February, 2005 has not been drawing a salary. We have no intention of paying Mr. Luca a salary in the near term. We moved our head office to Constanta for a number of reasons. Constanta is the second largest city in Romania and is head office to many multi-office enterprises, one of our target markets. Mr. Luca also grew up and has a residence in Constanta. He has many business and professional contacts in Constanta which management believes will assist us in making sales. Respecting expanding our sales efforts, we terminated the services of our Bucharest sales staff in February, 2005 and recently hired a new Constanta-based sales agent. Both Mr. Luca and the new sales agent are tasked with expanding sales.

Critical Accounting Policies

Project Romania’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Project Romania views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Project Romania’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements – fiscal years 2005 and 2004:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statement of Stockholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5 to F-6

Notes to Financial Statements	F-7 to F-16

Report of Independent Registered Public Accounting Firm

The Board of Directors

Project Romania Inc.

We have audited the accompanying consolidated balance sheets of Project Romania Inc. as of August 31, 2005 and 2004, and the related statements of operations, shareholders’ equity and cash flows for the years then ended and from August 15, 2003 (inception) through August 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Project Romania Inc. as of August 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and from August 15, 2003 (inception) through August 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has suffered continued operating losses since inception and has limited business operations that raise substantial doubts about its ability to continue as a going concern. Management’s plan in regard to this matter is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller and McCollom

MILLER AND McCOLLOM

Certified Public Accountants

4350 Wadsworth Boulevard, Suite 300

Wheat Ridge, Colorado 80033

November 18, 2005

Consolidated Balance Sheets

ASSETS
(all data in US$)	August 31,2005	August 31, 2004
CURRENT ASSETS
Cash	$1,205	$13,351
Prepaid expenses	2,200	1,806
Total current assets	3,405	15,157

PROPERTY AND EQUIPMENT
Office equipment, net of $318 and $124 accumulated depreciation as at August 31, 2005 and 2004 respectively	607	425
Total property and equipment	607	425

Total assets	$4,012	$15,582

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$10,321	$3,756
Salaries & related taxes payable	-	1,255
Shareholder loans	75,795	9,024
Total current liabilities	86,116	14,035

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value of $0.001 authorized, 19,315,000 shares issued and outstanding as at August 31, 2005 and August 31, 2004	19,315	19,315
Discount on Common Share issuance	(7,309)	(7,309)
Paid-in Capital	29,260	29,260
Accumulated deficit in the development stage	(121,781)	(39,880)
Accumulated other comprehensive income (loss)	(1,589)	161
Total stockholders’ equity (deficit)	(82,104)	1,547

Total liabilities and stockholders’ equity (deficit)	$4,012	$15,582

The accompanying notes to financial statements are an integral part of this statement.

Consolidated Statements of Operations

		Year Ending August 31, 2005		Year Ending August 31, 2004	August 15, 2003 (inception) through August 31, 2005
REVENUES:
Sales of iBox packages		$4,809		$16,386	$21,195

Cost of Goods Sold		1,096		9,398	10,494
GROSS MARGIN		3,713		6,988	10,701

EXPENSES:
Salaries & related taxes		$8,634		$5,699	$14,333
Professional & consultant fees		47,246		18,476	65,722
Administrative expenses		17,217		12,623	30,252
Sales & marketing expenses		5,812		7,781	13,593
Advertising		4,574		968	5,542
Total expenses		83,483		45,547	129,442

Net (loss) from operations		(79,770)		(38,559)	(118,741)

Interest income		5		4	9
Interest expense		(2,136)		(858)	(3,049)

Net (loss)		$(81,901)		$(39,413)	$(121,781)

Loss per common share	$	*	$	*	$(0.01)
*less than $(0.01) per share

Weighted average shares
Outstanding		19,315,000		12,995,109	15,776,825

OTHER COMPREHENSIVE INCOME:
Net loss		$(81,901)		$(39,413)	$(121,781)
Foreign currency translation adjustment		(1,750)		137	(1,589)
Total other comprehensive income (loss)		$(83,651)		$(39,276)	$(123,370)

The accompanying notes to financial statements are an integral part of this statement.

Consolidated Statements of Stockholders’ Equity (Deficit)

						Deficit
					Accumulated	Accumulated
			Discount		Other	During the	Total
	Common	Common	On Common	Paid-in	Comprehensive	Development	Stockholders’
	Shares	Stock	Stock	Capital	Income	Stage	Equity (Deficit)
Net loss for the period from August 15, 2003 (date of inception) through August 31, 2003	—	—	—	—	24	(467)	(443)
Balance, August 31, 2003	—	—	—	—	24	(467)	(443)
Common shares issued under private placement September 9, 2003	4,000,000	58	—	—	—	—	58
Recapitalization on reverse acquisition of Galaxy Telnet, SRL on October 31, 2003	2,000,000	5,942	(7,309)	—	—	—	(1,367)
Common shares issued for cash at $0.001 November 1, 2003	6,000,000	6,000	—	—	—	—	6,000
Common shares issued for cash at $0.005 during the period ended August 31, 2004	5,315,000	5,315	—	21,260	—	—	26,575
Common shares issued for conversion of shareholder debt at $0.005 on August 20, 2004	2,000,000	2,000	—	8,000	—	—	10,000
Net loss for year ended August 31, 2004	—	—	—	—	137	(39,413)	(39,276)
Net loss for year ended August 31, 2005	—	—	—	—	(1,750)	(81,901)	(83,651)
Balance, August 31, 2005	19,315,000	19,315	(7,309)	29,260	(1,589)	(121,781)	(82,104)

The accompanying notes to financial statements are an integral part of this statement.

Consolidated Statements of Cash Flows

			August 15, 2003
			(inception)
	Year ending	Year ending	Through
	August 31,	August 31,	August 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss for the period	$(81,901)	$(39,413)	$(121,781)
Reconciling adjustments:
Adjustments to reconcile net loss
To net cash used in operating
Activities
Depreciation	194	89	318
Accrued interest on shareholder loans	2,136	729	2,848
Net change in operating assets
and liabilities
Prepaid expenses	(394)	(1,688)	(2,200)
Accounts payable and accrued
liabilities	5,310	5,011	10,321
Net cash provided (used) by operating activities	(74,655)	(35,272)	(110,494)

Cash flows from investing activities:
Purchase of property and equipment	(376)	(186)	(925)
Net cash (used) by investing activities	(376)	(186)	(925)

Cash flows from financing activities:
Common stock issued for cash	-	32,633	32,633
Loans by stockholders	64,635	8,540	81,580
Net cash provided by financing activities	64,635	41,173	114,213

Effect of foreign currency translation	(1,750)	137	(1,589)

Net increase (decrease) in cash	(12,146)	5,852	1,205

Cash, beginning of period	13,351	7,499	—

Cash, end of period	$1,205	$13,351	$1,205

The accompanying notes to financial statements are an integral part of this statement.

Consolidated Statements of Cash Flows

			August 15, 2003
			(inception)
	Year ending	Year ending	Through
	August 31,	August 31,	August 31,
	2005	2004	2005
Supplemental cash flow information:
Interest earned	$5	$4	$9
Interest paid	$—	$(129)	$(201)
Income taxes paid	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for debt conversion	$—	$10,000	$10,000
Debt acquired in reverse acquisition	$—	$1,367	$1,367

The accompanying notes to financial statements are an integral part of this statement.

Notes to Financial Statements

Note 1 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding Project Romania Inc.’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

The financial statements reflect the following significant accounting policies:

Organization and Description of Business

Project Romania Inc. (“PRI”, “We”, or the “Company”) was incorporated in Nevada on June 11, 2003, under the name Poseidon Casinos Inc. and changed its name to Project Romania Inc. by filing Articles of Amendment with the Nevada Secretary of State effective October 30, 2003. On October 31, 2003, the Company acquired the outstanding stock of Galaxy Telnet SRL (“Galaxy”, “Galaxy Telnet”, or the “Subsidiary”) in a stock exchange transaction under a stock exchange agreement (the “Stock Exchange Agreement”) between PRI and Galaxy. The Company issued 6,000,000 shares of its common stock for the acquisition of Galaxy. Before the stock exchange transaction, L. Gabriel Luca, a Romanian-born, Canadian-resident entrepreneur, was the sole shareholder of Galaxy Telnet. Mr. Luca is now a major shareholder, director and officer of PRI. The transaction was treated as a reverse acquisition for accounting purposes, which is a capital transaction and not a business combination. Accordingly, the financial statements of the acquired company (Galaxy) are presented for historical comparative purposes.

Our fiscal year end is August 31st.

PRI was founded to identify and exploit emerging business opportunities in Romania, a country located in Southeastern Europe, bordering the Black Sea, between Bulgaria and Ukraine, with a landmass slightly smaller than Oregon. The Company is in the development stage.

Galaxy Telnet was incorporated on August 15, 2003 under the laws of Romania to concentrate on the continuous market introduction of emerging communication innovations in Romania. Its current focus is the introduction of Internet telephony solutions to the local and long distance telecommunications market in Romania.

Before the acquisition of Galaxy Telnet, we did not conduct business. To date, the Company's revenue has resulted from the sale of iBox packages which facilitate access to Internet delivered telecommunications services.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product or service revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

The Company's revenues are derived principally from the sale of iBox packages which include an iBox unit and Internet delivered telephone service access.  Revenue is recognized when iBoxes are installed and have been billed.

Consolidation of Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Galaxy Telnet. All inter-company accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Loss per Share

Loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period.

Estimated Fair Value of Financial Instruments

The  carrying  value  of  accounts  payable,  and  other  financial  instruments reflected  in  the  financial  statements  approximates  fair  value  due  to the short-term maturity of the instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and totalamounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. Comprehensive loss for the periods shown equals the net loss for the period less the effect of foreign currency translation.

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carry-forwards.

Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Start-up Costs

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

Development Stage Enterprise

Based upon the Company’s revenue generation and its business plan, it is a development stage enterprise as of the year ending August 31, 2005. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Currency

The books of record of Galaxy Telnet are maintained in the Romania Lei (plural Leu), the functional currency of Galaxy Telnet. The Lei is the functional currency of Galaxy Telnet because the Lei is the currency of the environment in which Galaxy Telnet generates and expends cash. Also, Romania is not a highly inflationary economy (inflation rate (consumer prices) in 2004 of 9.6%, according to CIA World Factbook; 7% target inflation rate set by the Romanian authorities and the National Bank for 2005, according to National Bank of Romania). As the books of record of Galaxy Telnet are maintained in its functional currency and Romania is not a highly inflationary economy, no re-measurement into the functional currency is required. All elements of financial statements have been translated into the reporting currency (US dollars) as follows:

Monetary items, at the rate of exchange prevailing as at the balance sheet date

            Non-Monetary items including equity, at the historical rate of exchange

            Revenues and expenses, at the period average in which the transaction occurred

Translation adjustments are recorded in Other Comprehensive Income.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

Capital Assets

Capital assets are recorded at cost. Depreciation is recorded based on their estimated useful lives as follows:

Office equipment

20%

Straight line

Computer hardware

20%

Straight line

Telephone hardware

50%

Straight line

Furniture

12.5%

Straight line

Other

The Company paid no dividends during the periods presented.

The Company consists of one reportable business segment. All revenue reported is from external customers in Romania.

All of the Company's operating assets are located in Romania.

Advertising is expensed as it is incurred.

Certain comparative figures in these statements have been reclassified to conform to current year classifications.

We did not have any off-balance sheet arrangements as at August 31, 2005 or as at August 31, 2004.

Note 2– Basis of Presentation

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated an operating loss of $(121,781) since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, including but not limited to the Company's ability to successfully generate operating revenue through sales and the continuing financial support of investors and stockholders. The Company may also seek to obtain further financing from the directors of the Company.

To address the going concern issue, the Company has recently restructured its management team in Romania, has moved its head office in Romania from Bucharest to Constanta, and is currently expanding its sales efforts. The Company believes revenue and cash flow from expanded sales will contribute to its future operating results and working capital requirements but there can be no assurance that revenues generated from sales will be sufficient for the Company to meet its contractual obligations and ongoing operating expenses.

The accompanying consolidated financial statements do not include any adjustments that might result from the resolution of these matters.

Note 3 – Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued: “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement

No.3”. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company has adopted this Statement and its adoption did not impact the Company's financial position, results of operations, or cash flows.

In December 2004, the FASB issued a revision to SFAS No. 123 "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company does not have any option plans and has not issued any stock for goods or services. The Company has adopted this Statement and its adoption did not impact the Company's financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amended Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has adopted this Statement and its adoption did not impact the Company's financial position, results of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. This Statement amended the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has adopted this Statement and its adoption did not impact the Company's financial position, results of operations, or cash flows.

The FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIE’s”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are VIE’s for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through October 30, 2003. The Company was required to adopt the provisions of FIN 46-R for those arrangements on October 31, 2003. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on October 31, 2003. The Company has adopted this Statement and its adoption did not impact the Company’s financial position, results of operations, or cash flows.

Note 4 – Property and Equipment

Components of property and equipment consist of:

Year Ending	Cost	Accumulated Depreciation	Net Amount	Depreciation Rate and Method

August 31, 2005: - Computer equipment - Telephone hardware - Furniture	$ 831 71 23	$ 299 18 1	$ 532 53 22	5 year – straight line 2 year – straight line 8 year – straight line
Total	$ 925	$ 318	$ 607

August 31, 2004: - Computer equipment	$ 549	$ 124	$ 425	5 year – straight line
Total	$ 549	$ 124	$ 425

Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.

Note 5 – Common Stock Issued

On August 21, 2004, the Board of Directors authorized a 4-for-1 stock split. All references to stock issued and stock outstanding have been retroactively adjusted as if the stock split had taken place at the earliest date shown.

On October 31, 2003, the Company issued 6,000,000 shares of its common stock in exchange for all issued and outstanding shares of Galaxy Telnet.

On November 1, 2003, the Company issued 6,000,000 shares of its common stock at $0.001 for a total of $6,000.

During the fiscal year ending August 31, 2004, the Company issued 5,315,000 shares of its common stock in a private offering at $0.005 for a total of $26,575.

On August 20, 2004, the Company issued 2,000,000 shares of common stock at $0.005 in exchange for conversion of shareholder loans to the Company of $10,000.

Note 6 – Income Taxes

The Company is subject to federal income taxes in the US and Romania. The Company has had no net income from its US operations and therefore has paid no income taxes in the US. Results of the Company’s Romanian subsidiary are not consolidated with the Company’s Net Income or Loss in the calculation of taxes owing in the US.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss carry-forwards. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards. Net operating loss carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

PRI - for United States federal tax purposes:

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2003	$ (689)*	2023	$ 104	$ (104)	$ —
2004	$ (21,465)**	2024	$ 3,220	$ (3,220)	$ —
2005	$ (56,599)	2025	$ 8,490	$ (8,490)	$ —
	$ (78,753)		$ 11,814	$ (11,814)	$ —

*(incurred prior to reverse acquisition)

**(includes income statement expenses of $661 incurred between September 1, 2003 and the post reverse acquisition date of October 31, 2003)

Galaxy Telnet - for Romanian income tax purposes:

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2003	$ (467)*	2008	$ 107	$ (107)	$ —
2004	$ (18,609)**	2009	$ 4,280	$ (4,280)	$ —
2005	$ (25,302)	2010	$ 5,819	$ (5,819)	$ —
	$ (44,378)		$10,206	$(10,206)	$ —

The total combined valuation allowance for the year as at August 31, 2005 is $22,020 which increased by $14,309 for the year.

Taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

US Federal income taxes at statutory rate	15%
Valuation allowance	(15%)
Actual income tax rate	—

Romanian income taxes at statutory rate	23%
Valuation allowance	(23%)
Actual income tax rate	—

Note 7 – Commitments and Contingencies

In July 2005, the Company entered into a lease for office space in Constanta Romania. The lease is denominated in Euros and is for one year expiring July 15, 2006. The payment terms are as follows:

Item	Amount in Euros	Estimated amount in USD using August 31, 2005 exchange rate
Initial Payment
Initial payment of 3 months rent at 400 Euros per month	1,200 Euros	$1,467
Cost for Fiscal Year 2005
Amortization of prepaid rent during Fiscal 2005 – 1 ½ months	600 Euros	$733

Total for fiscal year 2005	600 Euros	$733

Cost for Fiscal Year 2006
Amortization of prepaid rent during Fiscal 2006 – 1 ½ months	600 Euros	$733
Monthly rent – Oct/05 to July/06 at 400 Euros per month	3,600 Euros	$4,400

Total for fiscal year 2006	4,200 Euros	$5,133

Note 8 – Shareholder Loans

As at August 31, 2005, the Company had two related party shareholder loans outstanding of $75,795, which included $2,996 of accrued interest. Both loans are unsecured and have no fixed repayment dates. During the 12 month periods ending August 31, 2005 and August 31, 2004, loans from shareholders, including accrued interest, increased by $66,738 and $636 respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act.as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the fourth quarter of our fiscal year ended August 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of November 23, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

L. Gabriel Luca	32	President and a director of PRI Sole administrator (i.e. officer and director) of Galaxy Telnet
R. Michael Stunden	50	Secretary, treasurer, chief financial officer and a director of PRI

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

L. Gabriel Luca – Mr. Luca is president and a director of PRI. He is also the sole administrator (i.e. officer and director) of Galaxy Telnet. In his capacity as president, Mr. Luca is responsible for the operations of the Company. His current term as a director of PRI commenced on June 10, 2003 and runs until the next annual meeting of the stockholders unless earlier terminated. Before becoming actively involved in the operations of the Company the third and fourth quarters of 2003, Mr. Luca was president and a director of Executive Wireless Inc. (“EWI”), a Vancouver, British Columbia-based software company providing wireless solutions for mobile professionals by delivering devices, connectivity and applications. In its first commercialization of its technology, EWI has given real estate agents anytime, anywhere access to Multiple Listing Service, tax and other real estate industry information. Along with two other individuals, Mr. Luca founded EWI in the first quarter of 2002. Mr. Luca is still a shareholder of EWI, but he resigned his positions as president and a director of EWI on June 6, 2003 when the company went through a reorganization. Prior to his involvement with EWI, Mr. Luca founded and grew and was the sole administrator (i.e. officer and director) of LGL IMPEX Ltd. (“LGL”), a Romanian software development company. Mr. Luca founded LGL in the first quarter third quarter of 1999 and sold it in the third quarter of 2001.

Mr. Luca graduated in 1996 with a B.A. (Bus. Admin.) from the Romanian-American University (a joint venture program between James Madison University of Virginia and the New York Academy of Sciences) in Bucharest, Romania. Mr. Luca also graduated in 1997 with a B.A. (Bus. Admin., specialization in macroeconomics and management) from the Academy of Economic Studies in Bucharest, Romania.

Mr. Luca caused Galaxy Telnet to be formed in August, 2003. He sold his shareholding interest, comprising all the issued and outstanding shares of Galaxy Telnet, to PRI under a share exchange transaction between PRI and Galaxy Telnet effective as of October 31, 2003. As approved by PRI, the sole shareholder of Galaxy Telnet, Mr. Luca is the sole administrator of Galaxy Telnet. Under Romanian law, an administrator of a company fulfills the functions of officer and director associated with a US corporation.

R. Michael Stunden – Mr. Stunden is secretary, chief financial officer and a director of PRI. In his capacity as secretary and chief financial officer, Mr. Stunden is responsible for all financial, legal and regulatory matters concerning the Company. His current term as a director of PRI commenced on November 4, 2003 and runs until the next annual meeting of the stockholders unless earlier terminated. Mr. Stunden’s business experience during the past five years has consisted of his Company-related business activities and developing, owning and leasing residential real estate in Vancouver, British Columbia, Canada. In addition to his involvement with the Company as an officer and director, Mr. Stunden is an attorney. He has practised law in Alberta and British Columbia, Canada continuously for approximately 18 years. Over the past five years, Mr. Stunden’s preferred areas of practice have been corporate, commercial and securities law. Amongst other client-related matters during the past five years, Mr. Stunden has served as in house counsel for Unity Wireless Corporation, a US public company with its head office located in Vancouver, British Columbia and has provided securities, corporate and commercial law advice to several start up companies in the hi tech space. He has also provided advice to a variety of business clients in the areas of incorporation, tax-driven corporate reorganizations, software licensing, franchising, employment law, trade marks and business dispute litigation.

Mr. Stunden is serving as the principal accounting officer of the Company. Apart from accounting and book-keeping courses taken as part of his law degree, continuing legal education commitments and otherwise, Mr. Stunden has considerable practical working experience with audit functions and the production and analysis of financial statements as a result of his practice as a business lawyer.

Mr. Stunden holds a Bachelor of Arts degree from Queen’s University and a Bachelor of Laws degree from University of Windsor. He is currently a member of the Law Society of British Columbia.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company’s registration statement on Form S-B was declared effective and certain of its equity securities were registered pursuant to section 12 of the Exchange Act on October 17, 2005. Subsequent to this date, under section 16(a) of the Exchange Act, the Company's officers, directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders"), must file reports of ownership and changes of ownership with the Securities and Exchange Commission. These persons are also required by rules promulgated under the Exchange Act to furnish us with copies of all Section 16(a) forms so filed.

Item 405 of Regulation S-B requires us to identify any delinquent filers, based solely upon a review of Section 16(a) forms furnished to us during our most recent fiscal year.

As officers, directors and 10% Stockholders were not required to file Section 16(a) forms until after the completion of our most recent fiscal year and therefore were also not required to provide us with section 16(a) forms during our most recent fiscal year, we have nothing to report respecting compliance with section 16(a) of the Exchange Act.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a free copy of the code of ethics to any person who mails a letter of request to:

Project Romania Inc.

2490 W. 2nd Ave., Suite 404

Vancouver, British Columbia Canada V6K 1J6

ITEM 10. EXECUTIVE COMPENSATION

No executive officer or director of the Company received salaries, stock option grants or Stock Appreciation Rights during fiscal 2003, 2004 or 2005.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our directors, executive officers or employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address Of Owner	Relationship to Company	Shares Beneficially Owned	Percent Owned (1)
Common Stock	L. Gabriel Luca Str. Revolutiei din 22 Decembrie 1989, Nr. 16, Bl. L10, Apt. 11, Constanta, Judetul Constanta, Romania	Director, 5% Shareholder and President	6,000,000	31.06%
Common Stock	R. Michael Stunden 2490 W. 2nd Ave., Suite 404 Vancouver, B.C. V6K 1J6	Director, 5% Shareholder and Secretary, Treasurer & Chief Financial Officer	8,000,000	41.42%
Common Stock	All directors and executive officers as a group (two individuals)		14,000,000	72.48%

(1)

The percent ownership of class is based on 19,315,000 shares of common stock issued and outstanding as of December 31, 2004.

Under the rules of the Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except where disclosed below, we have not been party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

R. Michael Stunden, director and executive officer, has provided financing to the Company from on or about November 1, 2003 in an amount exceeding $60,000, under a loan agreement dated November 1, 2003, as amended by amendment agreement dated April 20, 2005. Both agreements are exhibited to this annual report on Form 10-KSB as Exhibits 10.1 and 10.2 respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Number

Exhibit Description

3.1

Articles of Incorporation*

3.2

Certificate of Amendment of Articles of Incorporation*

3.3

Bylaws*

10.1

Loan Agreement between R. Michael Stunden as lender and Project Romania Inc. as lender and dated November 1, 2003 *

10.2

Amendment Agreement dated April 20, 2005 **

14.1

Code of Ethics

21.1

Subsidiaries of the Issuer***

31.1

Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certificate of Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed as an exhibit to our registration statement on Form SB-2 filed March 22, 2005 and incorporated herein by this reference.

**  Filed as an exhibit to our amended registration statement on Form SB-2 filed May 9, 2005 and incorporated herein by this reference.

*** Filed as an exhibit to our amended registration statement on Form SB-2 filed August 11, 2005 and incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal year ended August 31, 2005, we expect to be billed fees of approximately $10,000 for professional services rendered by our principal accountant for the audit of our annual financial statements. For the fiscal year ended August 31, 2004, we were billed $10,200 for the same professional services as applicable to the financial statements for that period. We were also billed $2,350 for professional services rendered by our principal accountant for the review of the nine-month financial statements included in our registration statement on Form SB2 filed with the Securities and Exchange Commission.

 All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended August 31, 2005 and 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROJECT ROMANIA, INC.

/s/ L. Gabriel Luca

L. Gabriel Luca

President

Dated: November 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ L. Gabriel Luca	Principal Executive Officer	November 24, 2005
L. Gabriel Luca	and Director

NAME	TITLE	DATE
/s/ R. Michael Stunden	Principal Financial Officer, Principal	November 24, 2005
R. Michael Stunden	Accounting Officer and Director