Form 10KSB/A
period 2005-08-31
Project Romania Inc.
filed 2005-12-08
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-KSB/A

Amendment No. 1

____________________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended

August 31, 2005

Commission File # 333-123479

PROJECT ROMANIA INC.

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0418754

(IRS Employer Identification Number)

2490 West 2nd Avenue, Suite 404 Vancouver, British Columbia, Canada	V6K 1J6
(Address of principal executive offices )	(Zip Code)

(604) 736-5777

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	None

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

Explanatory Note

In its annual report on Form 10-KSB for the fiscal year ended August 31, 2005, filed with the Securities and Exchange Commission on December 1, 2005, the Registrant incorrectly stated that its common stock, $0.001 par value, was registered under section 12(g) of the Securities and Exchange Act of 1934. The common stock of the Registrant is not registered under section 12(g) or any other section of the Securities and Exchange Act of 1934. The Registrant is filing this amendment to its annual report to correct the above noted error.

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

Dated: December 6, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ L. Gabriel Luca	Principal Executive Officer	December 6, 2005
L. Gabriel Luca	and Director

NAME	TITLE	DATE
/s/ R. Michael Stunden	Principal Financial Officer, Principal	December 6, 2005
R. Michael Stunden	Accounting Officer and Director