Form 10QSB
period 2005-11-30
Project Romania Inc.
filed 2006-01-17
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-QSB

____________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to _______________

Commission File # 333-123479

PROJECT ROMANIA INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0418754

(IRS Employer Identification Number)

2490 West 2nd Avenue, Suite 404, Vancouver, British Columbia, Canada V6K 1J6

(Address of principal executive offices )

(604) 736-5777

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [x]

The issuer had 19,315,000 shares of common stock issued and outstanding as of January 6, 2006.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (unaudited)

PROJECT ROMANIA INC.

(a Development Stage Company)

Consolidated Balance Sheets

ASSETS
(all data in US$)	November 30, 2005 (unaudited)	August 31, 2005 (See Note 1)
CURRENT ASSETS
Cash	$2,318	$1,205
Prepaid expenses	1,650	2,200
Accounts receivable	263	-
Total current assets	4,231	3,405

PROPERTY AND EQUIPMENT
Office equipment, net of $369 and $318 accumulated depreciation as of November 30, 2005 and August 31, 2005 respectively	556	607
Total property and equipment	556	607

Total assets	$4,787	$4,012

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,950	$10,321
Shareholder loans	104,032	75,795
Total current liabilities	113,982	86,116

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value of $0.001 authorized, 19,315,000 shares issued and outstanding as at November 30, 2005 and August 31, 2005 respectively	19,315	19,315
Discount on Common Share issuance	(7,309)	(7,309)
Paid-in Capital	29,260	29,260
Accumulated deficit in the development stage	(148,691)	(121,781)
Accumulated other comprehensive income (loss)	(1,770)	(1,589)
Total stockholders’ equity (deficit)	(109,195)	(82,104)

Total liabilities and stockholders’ equity (deficit)	$4,787	$4,012

The accompanying notes to financial statements are an integral part of this statement.

PROJECT ROMANIA INC.

(a Development Stage Company)

Consolidated Statements of Operations

		3 Months Ending November 30, 2005		3 Months Ending November 30, 2004	August 15, 2003 (inception) through November 30, 2005
REVENUES:
Sales of iBox packages		$1,172		$1,009	$22,367
Cost of Goods Sold		239		114	10,733
GROSS MARGIN		933		895	11,634
EXPENSES:
Salaries & related taxes		$-		$4,160	$14,333
Professional & consultant fees		17,518		11,978	83,240
Administrative expenses		8,684		2,280	38,936
Sales & marketing expenses		537		506	14,130
Advertising		-		-	5,542
Total expenses		26,739		18,924	156,181
Net (loss) from operations		(25,806)		(18,029)	(144,547)
Interest income		-		3	9
Interest expense		(1,104)		(163)	(4,153)
Net (loss)		$(26,910)		$(18,189)	$(148,691)
Loss per common share	$	*	$	*	$(0.01)
*less than $(0.01) per share
Weighted average shares
Outstanding		19,315,000		19,315,000	16,160,584
OTHER COMPREHENSIVE INCOME (LOSS):
Net loss		$(26,910)		$(18,189)	$(148,691)
Foreign currency translation adjustment		(181)		(1,884)	(1,770)
Total other comprehensive income (loss)		$(27,091)		$(20,073)	$(150,461)

The accompanying notes to financial statements are an integral part of this statement.

PROJECT ROMANIA INC.

(a Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

						Deficit
					Accumulated	Accumulated
			Discount		Other	During the	Total
	Common	Common	On Common	Paid-in	Comprehensive	Development	Stockholders’
	Shares	Stock	Stock	Capital	Income	Stage	Equity (Deficit)
Net loss from August 15, 2003 (date of inception) through August 31, 2003	—	—	—	—	24	(467)	(443)
Balance, August 31, 2003	—	—	—	—	24	(467)	(443)
Common shares issued under private placement September 9, 2003	4,000,000	58	—	—	—	—	58
Recapitalization on reverse acquisition of Galaxy Telnet, SRL on October 31, 2003	2,000,000	5,942	(7,309)	—	—	—	(1,367)
Common shares issued for cash at $0.001 November 1, 2003	6,000,000	6,000	—	—	—	—	6,000
Common shares issued for cash at $0.005 during the period ended August 31, 2004	5,315,000	5,315	—	21,260	—	—	26,575
Common shares issued for conversion of shareholder debt at $0.005 on August 20, 2004	2,000,000	2,000	—	8,000	—	—	10,000
Net loss for year ended August 31, 2004	—	—	—	—	137	(39,413)	(39,276)
Balance, August 31, 2004	19,315,000	19,315	(7,309)	29,260	161	(39,880)	1,547
Net loss for year ended August 31, 2005	—	—	—	—	(1,750)	(81,901)	(83,651)
Balance, August 31, 2005	19,315,000	19,315	(7,309)	29,260	(1,589)	(121,781)	(82,104)
Net loss for quarter ended November 30, 2005	—	—	—	—	(181)	(26,910)	(27,091)
Balance, November 30, 2005	19,315,000	19,315	(7,309)	29,260	(1,770)	(148,691)	(109,195)

The accompanying notes to financial statements are an integral part of this statement.

PROJECT ROMANIA INC.

(a Development Stage Company)

Consolidated Statements of Cash Flows

	3 Months ending	3 Months ending	August 15, 2003 (inception) through
	November 30,	November 30,	November 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss for the period	$(26,910)	$(18,189)	$(148,691)
Reconciling adjustments:
Adjustments to reconcile net loss
To net cash used in operating
Activities
Depreciation	51	28	369
Accrued interest on shareholder loans	1,104	163	3,952
Net change in operating assets
and liabilities
Prepaid expenses	550	(1,183)	(1,650)
Accounts receivable	(263)	(1,244)	(263)
Accounts payable and accrued
Liabilities	(371)	(3,171)	9,950
Net cash provided (used) by operating activities	(25,839)	(23,596)	(136,333)

Cash flows from investing activities:
Purchase of property and equipment	-	(48)	(925)
Net cash (used) by investing activities	-	(48)	(925)

Cash flows from financing activities:
Common stock issued for cash	-	-	32,633
Loans by stockholders	27,133	13,419	108,713
Net cash provided by financing activities	27,133	13,419	141,346

Effect of foreign currency translation	(181)	(1,884)	(1,770)

Net increase (decrease) in cash	1,113	(12,019)	2,318

Cash, beginning of period	1,205	13,351	—

Cash, end of period	$2,318	$1,242	$2,318

The accompanying notes to financial statements are an integral part of this statement.

PROJECT ROMANIA INC.

(a Development Stage Company)

Consolidated Statements of Cash Flows

	3 Months ending	3 Months ending	August 15, 2003 (inception) through
	November 30,	November 30,	November 30,
	2005	2004	2005
Supplemental cash flow information:
Interest earned	$5	$3	$9
Interest paid	$—	$—	$(201)
Income taxes paid	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for debt conversion	$—	$—	$10,000
Debt acquired in reverse acquisition	$—	$—	$1,367

PROJECT ROMANIA INC.

(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 –Basis of Presentation

The financial statements included herein have been prepared by Project Romania Inc. (“Project Romania,” “PRI” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) for reporting on interim statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the August 31, 2005 audited financial statements and the accompanying notes included in the Company’s annual report on Form 10-KSB filed with the Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be followed by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

Amounts shown for August 31, 2005 are based upon the audited financial statements of that date.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end August 31, 2005 as contained in the Company’s annual report on Form 10-KSB, have been omitted.

Note 2–Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated an operating loss of $(148,691) since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. Through a financing commitment from one of the directors, the Company has sufficient financial resources to continue operating until September, 2006. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings.  Amounts raised will be used to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

ITEM 2.

MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-QSB contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs including, statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statement contained in this quarterly report on Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

PRI acquired 100% of the issued and outstanding shares of Galaxy Telnet SRL (“Galaxy Telnet”) a company incorporated under the laws of Romania, on August 15, 2003 under a stock exchange agreement between PRI and Galaxy Telnet dated as of October 31, 2003. Before the stock exchange transaction, L. Gabriel Luca, a Romanian-born, Canadian-resident entrepreneur, was the sole shareholder of Galaxy Telnet. On the closing date of the stock exchange transaction, Mr. Luca was also the sole director and officer of PRI. PRI issued 6,000,000 shares of its common stock to Mr. Luca in exchange for his shares in Galaxy Telnet. Mr. Luca’s shares in Galaxy Telnet represented all the issued and outstanding shares of the common stock of Galaxy Telnet on the closing date of the share exchange transaction.

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

Results of Operations

Three Month Period Ended November 30, 2005 Compared to the Three Month Period Ended November 30, 2004

Revenues

Our sales were relatively unchanged at $1,172 for the quarter ended November 30, 2005 compared with $1,009 for the quarter ended November 30, 2004. We attribute the relatively stable level of sales quarter versus quarter to turnover in our sales staff and a re-focusing of sales territories between 2004 and 2005. We anticipate an increase in sales during upcoming quarters.

Expenses

Our operating expenses are classified into six categories:

-

Cost of Goods Sold

-

Salaries & Related Taxes

-

Professional & Consultant Fees

-

Administrative Expenses

-

Sales & Marketing Expenses

-

Advertising Expenses

Cost of Goods Sold. For the quarter ended November 30, 2005, Cost of Goods Sold was $1,172, on which we earned a gross margin of $933. This compared with Cost of Goods Sold of $1,009 for the quarter ended November 30, 2004, on which we earned a gross margin of $895. Cost of Goods Sold amounts are driven by sales levels and are in line with expectations.

Salaries & Related Taxes. Salaries & Related Taxes are comprised of wages and payroll taxes paid to and for employees of the Company. Salaries & Related Taxes were nil for the quarter ended November 30, 2005 compared to $4,160 for the quarter ended November 30, 2004. The greater cost of salaries and related taxes in the earlier reporting period is explained by the fact that the Company employed sales staff and remitted payroll taxes during that period. The Company did not have any employees in the later reporting period, as the persons providing employment services prior to the later reporting period had their employment contracts terminated in lieu of a consulting contract with a sales associate who began providing services on a contract basis in August, 2005. As of the end of this first quarter of fiscal 2006, we do not have any staff classified as employees and are not anticipating changes in our staffing methods at this time.

Professional & Consultant Fees. Professional & Consultant Fees, comprised of fees for work performed by accounting, audit & legal professionals and of fees and commissions charged by consultants, were $17,518 for the quarter ended November 30, 2005 compared to $11,978 for the quarter ended November 30, 2004. The relative quarter over quarter increase is primarily attributable to the audit of financial statements and the preparation of documents for our registration statement on Form SB-2 filing initiative and annual report on Form 10-KSB. The Company also incurred additional consulting fees in the later reporting period as it employed a sales agent during this period and paid her on a consulting basis as allowed under Romanian law for probationary staff.

Administrative Expenses. Administrative Expenses were $8,684 for the quarter ended November 30, 2005 compared to $2,280 for the quarter ended November 30, 2004. The relative quarter to quarter increase in Administrative Expenses is primarily attributable to changes in the following four items: Rent, which increased to $1,288 from $595; Postal & Telecommunications expenses, which increased to $1,779 from $622; Filing fees related to the Company’s Form SB-2 filings, which increased to $3,151 from $nil; and Internet & Cable expenses, incurred to support the Company’s product delivery infrastructure, which increased to $1,647 from $59. We anticipate Administrative Expenses will decrease in some respects in upcoming quarters, but that these decreases may be offset by other increases. Overall, we anticipate a moderate decrease in quarterly administrative expenses.

Sales & Marketing Expenses. Sales & Marketing Expenses, comprised of costs for business travel and meals, were relatively unchanged at $537 for the quarter ended November 30, 2005 compared to $506 for the quarter ended November 30, 2005. Based on our sales development goals, we expect Sales & Marketing Expenses will increase in upcoming quarters as we increase our customer base.

Advertising Expenses. Advertising Expenses are comprised of web site development and maintenance and Internet advertising. The Company did not incur any advertising expenses for the quarter ended November 30, 2005 or the quarter ended November 30, 2004. We anticipate there may be an increase in Advertising Expenses if we see possibilities for increasing sales through specific Internet advertising opportunities during upcoming quarters.

Net Loss. We incurred a net loss from operations of $(25,806) for the quarter ended November 30, 2005 compared with a net loss from operations of $(18,029) for the quarter ended November 30, 2004.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from cash generated from operations, sale of common stock, a bank line of credit and shareholder loans. Uses of funds have included activities to establish our business, acquire equipment, the payment of salaries, rents, sales & marketing expenses and other administrative expenses.

The Company’s principal sources of liquidity as of November 30, 2005, consisted of $2,318 in cash and cash equivalents, a $10,000 bank line of credit and a shareholder loan facility from a director and principal shareholder.

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

The amount outstanding under shareholder loan facilities was $104,032 as of November 30, 2005; and the amount outstanding under the bank line of credit was $7,101.88 as of November 14, 2005.

Since inception through to and including November 30, 2005, we have raised $42,575 through private placements of our common shares and debt conversion and $22,367 through sales.

We believe the Company will have adequate resources to implement its strategic objectives in upcoming quarters.

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

ITEM 3.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act) as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the first quarter of our fiscal year ending August 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any sales of equity securities during the quarter.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended November 30, 2005, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5.

OTHER INFORMATION

(a)

No matters arose during the quarter which required the Company to report any information through the filing of any Form 8-K.

(b)

During the quarter there were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Number

Exhibit Description

3.1

Articles of Incorporation*

3.2

Certificate of Amendment of Articles of Incorporation*

3.3

Bylaws*

10.1

Loan Agreement between R. Michael Stunden as lender and Project Romania Inc. as lender and dated November 1, 2003 *

10.2

Amendment Agreement dated April 20, 2005 **

31.1

Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

 Filed as an exhibit to our registration statement on Form SB-2 filed March 22, 2005 and incorporated herein by this reference.

**

Filed as an exhibit to our amended registration statement on Form SB-2 filed May 9, 2005 and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROJECT ROMANIA INC.

/s/ L. Gabriel Luca

L. Gabriel Luca

President and Director

Dated: January 12, 2006

/s/ R. Michael Stunden

R. Michael Stunden

Chief Financial Officer, Secretary, Treasurer and Director

Dated: January 12, 2006