Form 10QSB
period 2006-02-28
Project Romania Inc.
filed 2006-04-12
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-QSB

____________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

_______________ to _______________

Commission File # 333-123479

PROJECT ROMANIA INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0418754

(IRS Employer Identification Number)

2686 Point Grey Rd., Vancouver, British Columbia, Canada V6K 1A5

(Address of principal executive offices)

(604) 736-5777

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [x]

The issuer had 19,315,000 shares of common stock issued and outstanding as of April 10, 2006.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

Index

Page(s)

Consolidated Balance Sheets

F-1

Consolidated Statements of Operations

F-2

Consolidated Statements of Stockholders’ Equity (Deficit)

F-3

Consolidated Statements of Cash Flows

F-4-F-5

Notes to Consolidated Financial Statements

F-6

PROJECT ROMANIA INC.

(a Development Stage Company)

Consolidated Balance Sheets

ASSETS
(all data in US$)	February 28, 2006 (unaudited)	August 31, 2005 (See Note 1)
CURRENT ASSETS
Cash	$1,139	$1,205
Prepaid expenses	1,048	2,200
Accounts receivable	-	-
Total current assets	2,187	3,405

PROPERTY AND EQUIPMENT
Office equipment, net of $408 and $318 accumulated depreciation as of February 28, 2006 and August 31, 2005 respectively	491	607
Total property and equipment	491	607

Total assets	$2,678	$4,012

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,948	$10,321
Shareholder loans	121,473	75,795
Total current liabilities	128,421	86,116

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value of $0.001 authorized, 19,315,000 shares issued and outstanding as at February 28, 2006 and August 31, 2005 respectively	19,315	19,315
Discount on Common Share issuance	(7,309)	(7,309)
Paid-in Capital	29,260	29,260
Accumulated deficit in the development stage	(165,140)	(121,781)
Accumulated other comprehensive income (loss)	(1,869)	(1,589)
Total stockholders’ equity (deficit)	(125,743)	(82,104)

Total liabilities and stockholders’ equity (deficit)	$2,678	$4,012

The accompanying notes to financial statements are an integral part of this statement

PROJECT ROMANIA INC.

(a Development Stage Company)

Consolidated Statements of Operations

	3 Months Ending February 28, 2006	3 Months Ending February 28, 2005	6 Months Ending February 28, 2006	6 Months Ending February 28, 2005	August 15, 2003 (inception) through February 28, 2006
REVENUES:
Sales of iBox packages	$ 1,295	$ 1,383	$ 2,467	$ 2,401	$ 23,662

Cost of Goods Sold	195	322	434	436	10,928
GROSS MARGIN	$ 1,100	$ 1,061	$ 2,033	$ 1,965	$ 12,734

EXPENSES:
Salaries & related taxes	$ -	$ 4,061	$ -	$ 8,259	$ 14,333
Professional & consultant Fees	4,694	8,924	22,212	20,902	87,934
Administrative expenses	11,297	3,498	19,981	5,797	50,415
Sales & marketing expenses	157	2,559	694	3,066	14,287
Advertising	-	2,964	-	2,964	5,542
Total expenses	$ 16,148	$ 22,006	$ 42,887	$ 40,988	$ 172,511

Net (loss) from operations	$ (15,048)	$ (20,945)	$ (40,854)	$ (39,023)	$ (159,777)

Interest income	1	2	1	5	10
Interest expense	(1,402)	(447)	(2,506)	(610)	(5,555)

Net (loss)	$ (16,449)	$ (21,390)	$ (43,359)	$ (39,628)	$ (165,322)

Loss per common share	$ *	$ *	$ *	$ *	$ (0.01)
*less than $(0.01) per share

Weighted average shares
Outstanding	19,315,000	19,315,000	19,315,000	19,315,000	16,433,955

OTHER COMPREHENSIVE INCOME (LOSS):
Net loss	$ 16,449)	$ (21,390)	$ (43,359)	$ (39,628)	$ (165,322)
Foreign currency translation adjustment	(99)	232	(280)	(2,227)	(1,873)
Total other comprehensive Income (loss)	$ (16,548)	$ (21,158)	$ (43,639)	$ (41,855)	$ (167,195)

The accompanying notes to financial statements are an integral part of this statement

PROJECT ROMANIA INC.

(a Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

						Deficit
					Accumulated	Accumulated
			Discount		Other	During the	Total
	Common	Common	On Common	Paid-in	Comprehensive	Development	Stockholders’
	Shares	Stock	Stock	Capital	Income	Stage	Equity (Deficit)
Net loss from August 15, 2003 (date of inception) through August 31, 2003	—	$ —	$ —	$ —	$ 24	$ (467)	$ (443)
Balance, August 31, 2003	—	$ —	$ —	$ —	24	$ (467)	$ (443)
Common shares issued under private placement September 9, 2003	4,000,000	$ 58	$ —	$ —	$ —	$ —	$ 58
Recapitalization on reverse acquisition of Galaxy Telnet, SRL on October 31, 2003	2,000,000	$ 5,942	$ (7,309)	$ —	$ —	$ —	$ (1,367)
Common shares issued for cash at $0.001 November 1, 2003	6,000,000	$ 6,000	$ —	$ —	$ —	$ —	$ 6,000
Common shares issued for cash at $0.005 during the period ended August 31, 2004	5,315,000	$ 5,315	$ —	$ 21,260	$ —	$ —	$ 26,575
Common shares issued for conversion of shareholder debt at $0.005 on August 20, 2004	2,000,000	$ 2,000	$ —	$8,000	$ —	$ —	$ 10,000
Net loss for year ended August 31, 2004	—	—	—	—	137	(39,413)	(39,276)
Balance, August 31, 2004	19,315,000	$ 19,315	$ (7,309)	$ 29,260	$ 161	$ (39,880)	$ 1,547
Net loss for year ended August 31, 2005	—	—	—	—	(1,750)	(81,901)	(83,651)
Balance, August 31, 2005	19,315,000	$ 19,315	$ (7,309)	$ 29,260	$ (1,589)	$ (121,781)	$ (82,104)
Net loss for the six months ended February 28, 2006	—	—	—	—	(280)	(43,359)	(43,639)
Balance, February 28, 2006	19,315,000	$ 19,315	$ (7,309)	$ 29,260	$ (1,869)	$ (165,140)	$ (125,743)

The accompanying notes to financial statements are an integral part of this statement

PROJECT ROMANIA INC.

(a Development Stage Company)

Consolidated Statements of Cash Flows

	6 Months Ending February 28, 2006	6 Months Ending February 28, 2005	August 15, 2003 (inception) through February 28, 2006
Cash flows from operating activities:
Net loss for the period	$ (43,359)	$ (39,628)	$ (165,140)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	116	59	372
Accrued interest on shareholder loans	2,506	610	5,555
Net change in operating Assets and liabilities:
Prepaid expenses	1,152	(7,908)	(1,048)
Accounts receivable	-	-	-
Accounts payable and accrued liabilities	(3,373)	(997)	6,948
Net cash provided (used) by operating activities	(42,958)	(47,864)	(153,313)

Cash flows from investing activities:
Purchase of property and equipment	-	(71)	(925)
Net cash (used) by investing activities	-	(71)	(925)

Cash flows from financing activities:
Common stock issued for cash	-	-	32,633
Loans by stockholders	43,172	40,427	124,613
Net cash provided by financing activities	43,172	40,427	157,246

Effect of foreign currency translation	(280)	(2,227)	(1,869)

Net increase (decrease) in cash	(66)	(9,735)	1,139
Cash, beginning of period	1,205	13,351	-

Cash, end of period	$ 1,139	$ 3,616	$ 1,139

The accompanying notes to financial statements are an integral part of this statement

PROJECT ROMANIA INC.

(a Development Stage Company)

Consolidated Statements of Cash Flows

	6 Months Ending February 28, 2006	6 Months Ending February 28, 2005	August 15, 2003 (inception) through February 28, 2006

Supplemental cash flow information:
Interest earned	$ 1	$ 5	$ 10
Interest paid	-	-	(201)
Income taxes paid	-	-	-

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for debt conversion	-	-	10,000
Debt acquired in reverse acquisition	-	-	1,367

The accompanying notes to financial statements are an integral part of this statement

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

Note 2–Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated an operating loss of $(165,140) since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. Through a financing commitment from one of the director’s the Company has sufficient financial resources to continue operating until September, 2006. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings.  Amounts raised will be used to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

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

PRI acquired 100% of the issued and outstanding shares of Galaxy Telnet SRL (“Galaxy Telnet”) a company incorporated under the laws of Romania, on August 15, 2003 under a stock exchange agreement between PRI and Galaxy Telnet dated as of October 31, 2003. Before the stock exchange transaction, L. Gabriel Luca, a Romanian-born, Canadian citizen entrepreneur, was the sole shareholder of Galaxy Telnet. On the closing date of the stock exchange transaction, Mr. Luca was also the sole director and officer of PRI. PRI issued 6,000,000 shares of its common stock to Mr. Luca in exchange for his shares in Galaxy Telnet. Mr. Luca’s shares in Galaxy Telnet represented all the issued and outstanding shares of the common stock of Galaxy Telnet on the closing date of the share exchange transaction.

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

Results of Operations

Three and Six Month Periods Ended February 28, 2006 Compared to the Three and Six Month Periods Ended February 28, 2005

Overview

During the quarter, management and the board undertook a comprehensive review of the development of our VoIP business over the last two years. In general, we are not satisfied with the growth of sales and our market penetration for this product in Romania. Since inception we have experienced negative cash flow from operations and, unless we diversify, expect to experience significant negative cash flow from operations for the foreseeable future as we expend greater funds on marketing and sales related initiatives. Although we expect to have sufficient working capital to pursue our current plans and will continue with operation of our VoIP operations, management also intends to devote time to identifying potential expansion opportunities and/or acquisitions with a view towards generating additional revenues for the Company.

Revenues

Our sales were relatively unchanged at $1,295 and $2,467 for the three and six months ended February 28, 2006 compared with $1,383 and $2,401 for the three and six months ended February 28, 2005. The failure to grow sales is a matter of concern to management.

Expenses

Our operating expenses are classified into six categories:

-

Cost of Goods Sold

-

Salaries & Related Taxes

-

Professional & Consultant Fees

-

Administrative Expenses

-

Sales & Marketing Expenses

-

Advertising Expenses

Cost of Goods Sold. For the three and six months ended February 28, 2006, Cost of Goods Sold were $195 and $434 respectively. Gross Margin for the same periods was $1,100 and $2,033 respectively. This compared with Cost of Goods Sold of $322 and $436 for the three and six months ended February 28, 2005. Gross Margin for these same periods was $1,061 and $1,965 respectively. Cost of Goods Sold amounts are driven by sales levels and are in line with expectations.

Salaries & Related Taxes. Salaries & Related Taxes are comprised of wages and payroll taxes paid to and for employees of the Company. Salaries & Related Taxes were nil for the three and six month periods ended February 28, 2006 compared to $4,160 and $8,259 for the three and six month periods ended February 28, 2005. The greater cost of salaries and related taxes in the earlier reporting period is explained by the fact that the Company employed sales staff and remitted payroll taxes during that period. The Company did not have any employees in the later reporting period and changed its staffing arrangements to switch from engaging employees to hiring consultants. As of the end of the second quarter of fiscal 2006, we did not have any staff classified as employees and are not anticipating changes in our staffing methods at this time.

Professional & Consultant Fees. Professional & Consultant Fees, comprised of fees for work performed by accounting, audit and legal professionals and of fees and commissions charged by consultants, were $4,694 and $22,212 for the three and six month periods ended February 28, 2006 compared to $8,924 and $20,902 for the three and six month periods ended February 28, 2005. The relative quarter over quarter decrease in the three month figures is attributable to timing differences in billing by the consultants we engaged and this is reflected in the relatively static level of consulting fees between the comparative six month periods.

Administrative Expenses. Administrative Expenses were $11,297 and $19,981 for the three and six month periods ended February 28, 2006 compared to $3,498 and $5,797 for the three and six month periods ended February 28, 2005. The relative period to period increases in Administrative Expenses are primarily attributable to changes in the following five items: Rent, which increased to $2,654 for the six months versus $1,257; Postal & Telecommunications expenses, which increased to $3,454 versus $2,864 for the six months; Filing fees related to the Company’s Form SB-2 filings, which increased to $5,447 versus $1,393 for the six months; Stock Transfer fees related to issuance of the Company’s shares, which increased to $1,470 versus $nil for the six months; and Internet & Cable expenses, incurred to support the Company’s product delivery infrastructure, which increased to $3,171 versus $173 for the six months. We anticipate Administrative Expenses will decrease moderately in upcoming quarters due to the decreased need to file documents with the SEC as a result of the completion of the SEC’s review of our registration statement on Form SB-2.

Sales & Marketing Expenses. Sales & Marketing Expenses, comprised of costs for business travel and meals, decreased substantially to $694 and $157 for the three and six month periods ended February 28, 2006 compared to $2,599 and $3,066 for the three and six month periods ended February 28, 2006. These decreases are largely attributable to changes we have made to our targeted market areas. Based on our sales development goals, we expect Sales & Marketing Expenses will increase in upcoming quarters as we increase our customer base.

Advertising Expenses. Advertising Expenses are comprised of web site development and maintenance and Internet advertising. The Company did not incur any advertising expenses for the three and six month periods ended February 28, 2006, but expended $2,964 and $2,964 during the three and six month periods ended February 28, 2005. This decrease is the result of changes in our overall marketing plans during fiscal 2006. We anticipate there may be an increase in Advertising Expenses if we see possibilities for increasing sales through specific Internet advertising opportunities during upcoming quarters.

Net Loss. We incurred net losses from operations of $(15,048) and $(40,854) for the three and six month periods ended February 28, 2006 compared with net losses from operations of $(20,945) and $(39,023) for the three and six month periods ended February 28, 2005.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from cash generated from operations, sale of common stock, a bank line of credit and shareholder loans. Uses of funds have included activities to establish our business, acquire equipment, the payment of salaries, rents, sales & marketing expenses and other administrative expenses.

The Company’s principal sources of liquidity as of February 28, 2006, consisted of $1,139 in cash and cash equivalents, a $10,000 bank line of credit and a shareholder loan facility from a director and principal shareholder.

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

The amount outstanding under shareholder loan facilities was $121,473 as of February 28, 2006; and the amount outstanding under the bank line of credit was $2,209.37 as of March 14, 2006.

Since inception through to and including February 28, 2006, we have raised $42,575 through private placements of our common shares and debt conversion and $23,662 through sales.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the first quarter of our fiscal year ending August 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended February 28, 2006, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

(a) No matters arose during the quarter which required the Company to report any information through the filing of a current report on Form 8-K.

(b) During the quarter there were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Number

Exhibit Description

3.1

Articles of Incorporation*

3.2

Certificate of Amendment of Articles of Incorporation*

3.3

Bylaws*

10.1

Loan Agreement between R. Michael Stunden as lender and Project Romania Inc. as borrower and dated November 1, 2003 *

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

Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed as an exhibit to our registration statement on Form SB-2 filed March 22, 2005 and incorporated herein by this reference

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

Dated: April 10, 2006

/s/ R. Michael Stunden

R. Michael Stunden

Chief Financial Officer, Secretary, Treasurer and Director

Dated: April 10, 2006