Form 10QSB
period 2006-05-31
Project Romania Inc.
filed 2006-07-14
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-QSB

____________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

The issuer had 96,575,000 shares of common stock issued and outstanding as of July 14, 2006.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

Index

Page(s)

Consolidated Balance Sheets

F-1

Consolidated Statements of Operations

F-2

Consolidated Statements of Stockholders’ Equity (Deficit)

F-3

Consolidated Statements of Cash Flows

F-4 - F-5

Notes to Consolidated Financial Statements

F-6 - F-8

PROJECT ROMANIA INC.

(a Development Stage Company)

Consolidated Balance Sheets

ASSETS
(all data in US$)	May 31, 2006 (unaudited)	August 31, 2005 (See Note 1)
CURRENT ASSETS
Cash	$ 418	$ 1,205
Prepaid expenses	1,000	2,200
Accounts receivable	-	-
Total current assets	1,418	3,405

PROPERTY AND EQUIPMENT
Office equipment, net of $318 accumulated depreciation as of August 31, 2005	-	607
Total property and equipment	-	607

Total assets	$ 1,418	$ 4,012

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ -	$10,321
Shareholder loans	143,438	75,795
Total current liabilities	143,438	86,116

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value of $0.001 authorized, 96,575,000 shares issued and outstanding as of May 31, 2006 and August 31, 2005 respectively	19,315	19,315
Discount on Common Share issuance	(7,309)	(7,309)
Paid-in Capital	29,260	29,260
Accumulated deficit in the development stage	(181,190)	(121,781)
Accumulated other comprehensive income (loss)	(2,096)	(1,589)
Total stockholders’ equity (deficit)	(142,020)	(82,104)

Total liabilities and stockholders’ equity (deficit)	$ 1,418	$4,012

The accompanying notes to financial statements are an integral part of this statement

PROJECT ROMANIA INC.

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	3 Months Ending May 31, 2006	3 Months Ending May 31, 2005	9 Months Ending May 31, 2006	9 Months Ending May 31, 2005	August 15, 2003 (inception) through May 31, 2006

EXPENSES:
Professional & consultant fees	$ 7,447	$ 13,736	$ 25,363	$ 33,561	$ 84,140
Administrative expenses	1,067	2,261	9,753	4,515	19,702
Sales & marketing expenses	-	-	-	877	5,948
Total expenses	$ 8,514	$ 15,997	$ 35,116	$ 38,953	$ 109,790

Net (loss) from continuing operations	$ (8,514)	$ (15,997)	$ (35,116)	$ (38,953)	$ (109,790)

Interest expense from continuing operations	(1,608)	(589)	(3,985)	(1,012)	(5,924)

Net (loss) from discontinued operations	$ (5,928)	$ (2,337)	$ (20,308)	$ (18,586)	$ (65,476)

Net (loss)	$ (16,050)	$ (18,923)	$ (59,409)	$ (58,551)	$ (181,190)

Basic and diluted loss per common share:
Continuing operations	$ *	$ *	$ *	$ *	$ *
Discontinued operations	*	*	*	*	*
Net Loss	$ *	$ *	$ *	$ *	$ *
*less than $(0.01) per share

Weighted average
Shares outstanding	96,575,000	96,575,000	96,575,000	96,575,000	83,469,070

OTHER COMPREHENSIVE INCOME (LOSS):
Net loss	$ (16,050)	$ (18,923)	$ (59,409)	$ (58,551)	$ (181,190)
Foreign currency translation Adjustment	(233)	589	(507)	(1,638)	(2,096)
Total other comprehensive Income (loss)	$ (16,283)	$ (18,334)	$ (59,916)	$ (60,189)	$ (183,286)

The accompanying notes to financial statements are an integral part of this statement

PROJECT ROMANIA INC.

(a Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

(all data audited, unless otherwise stated)

						Deficit
					Accumulated	Accumulated
			Discount		Other	During the	Total
	Common	Common	On Common	Paid-in	Comprehensive	Development	Stockholders’
	Shares	Stock	Stock	Capital	Income	Stage	Equity (Deficit)
Net loss from August 15, 2003 (date of inception) through August 31, 2003	—	—	—	—	24	(467)	(443)
Balance, August 31, 2003	—	—	—	—	24	(467)	(443)
Common shares issued under private placement September 9, 2003	20,000,000	58	—	—	—	—	58
Recapitalization on reverse acquisition of Galaxy Telnet, SRL on October 31, 2003	10,000,000	5,942	(7,309)	—	—	—	(1,367)
Common shares issued for cash at $0.0002 November 1, 2003	30,000,000	6,000	—	—	—	—	6,000
Common shares issued for cash at $0.001 during the period ended August 31, 2004	26,575,000	5,315	—	21,260	—	—	26,575
Common shares issued for conversion of shareholder debt at $0.001 on August 20, 2004	10,000,000	2,000	—	8,000	—	—	10,000
Net loss for year ended August 31, 2004	—	—	—	—	137	(39,413)	(39,276)
Balance, August 31, 2004	96,575,000	19,315	(7,309)	29,260	161	(39,880)	1,547
Net loss for year ended August 31, 2005	—	—	—	—	(1,750)	(81,901)	(83,651)
Balance, August 31, 2005	96,575,000	19,315	(7,309)	29,260	(1,589)	(121,781)	(82,104)
Net loss for the nine months ended May 31, 2006 (unaudited)	—	—	—	—	(507)	(59,409)	(59,916)
Balance, May 31, 2006 (unaudited)	96,575,000	19,315	(7,309)	29,260	(2,096)	(181,190)	(142,020)

The accompanying notes to financial statements are an integral part of this statement

PROJECT ROMANIA INC.

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	9 Months Ending May 31, 2006	9 Months Ending May 31, 2005	August 15, 2003 (inception) through May 31, 2006
Cash flows from operating activities:
Net loss for the period from continuing operations	$ (39,101)	$ (39,965)	$ (115,714)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	3,985	1,012	5,924
Net change in operating Assets and liabilities:
Prepaid expenses	1,200	(383)	(1,000)
Accounts payable and accrued liabilities	(10,321)	452	-
Net cash provided (used) by operating activities	(44,237)	(38,884)	(110,790)

Cash flows provided by (used in) discontinued operating activities	(17,226)	(18,266)	(61,891)

Cash flows from investing activities:
Purchase of property and equipment	-	-	-
Net cash provided (used) by investing activities

Cash flows from financing activities:
Common stock issued for cash	-	-	32,633
Loans by stockholders	61,183	51,665	142,562
Net cash provided by financing activities	61,183	51,665	175,195

Effect of foreign currency translation	(507)	(1,638)	(2,096)

Net increase (decrease) in cash	(787)	(7,123)	418

Plus cash remaining from discontinued operations	258	5,058	-

Cash, beginning of period	947	8,293	-

Cash, end of period	$ 418	$ 6,228	$ 418

The accompanying notes to financial statements are an integral part of this statement

PROJECT ROMANIA INC.

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	9 Months Ending May 31, 2006	9 Months Ending May 31, 2005	August 15, 2003 (inception) through May 31, 2006

Supplemental cash flow information:
Interest earned	$ 3	$ 5	$ 12
Interest paid	-	-	(201)
Income taxes paid	-	-	-

Supplemental schedule of non-cash investing and financing activities:
Common stock issued For debt conversion	-	-	10,000
Debt acquired in reverse acquisition	-	-	1,367

The accompanying notes to financial statements are an integral part of this statement

PROJECT ROMANIA INC.

(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 1 – Basis of Presentation

The financial statements included herein have been prepared by Project Romania Inc. (“Project Romania,” “PRI” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on interim statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested these financial statements be read in conjunction with the August 31, 2005 audited financial statements and accompanying notes included in the Company’s annual report on Form 10-KSB filed with the SEC. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be followed by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

Amounts shown for August 31, 2005 are based upon the audited financial statements of that date.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end August 31, 2005 as contained in the Company’s annual report on Form 10-KSB, have been omitted.

Note 2 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated an operating loss of $(181,190) since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. As of May 31, 2006, the Company discontinued its operations in Romania and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully diversify into new business activities.  Management plans to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 – Discontinued Operations

Due to general economic conditions and other factors, the Company’s subsidiary Galaxy Telnet SRL (“Galaxy”) did not achieve its planned operational objectives in Romania within the time frames originally envisioned by management. In April 2006, management decided to abandon its VoIP business model in Romania and seek other business opportunities.

During April and May 2006, the Company: disposed of all Galaxy’s property and equipment to PRI’s CEO for the undepreciated value of the assets (which gave rise to no gain or loss for Galaxy); terminated Galaxy’s client service contracts; terminated agreements with persons employed on contract by Galaxy; terminated Galaxy’s office lease and all vendor contracts and ceased all operations in Romania. Management is currently attending to de-registration of Galaxy as a corporate entity and expects this process will be completed prior to PRI’s year-end on August 31, 2006. The losses and cash flows of the Romania VoIP business have been presented as discontinued operations in the accompanying statements of PRI’s operations and statements of cash flows. PRI expects to incur some further expenses in quarter four related to the wind up of Galaxy. Prior year’s statement of PRI’s operations and cash flows has been adjusted to reflect the effect of the discontinued operations.

The components of discontinued operations are:

	3 Months Ending May 31, 2006	3 Months Ending May 31, 2005	9 Months Ending May 31, 2006	9 Months Ending May 31, 2005	August 15, 2003 (inception) through May 31, 2006
REVENUES:
Sales of iBox packages	$ 1,204	$ 1,515	$ 3,671	$ 3,916	$ 24,866

Cost of Goods Sold	107	255	541	691	11,035
GROSS MARGIN	$ 1,097	$ 1,260	$ 3,130	$ 3,225	$ 13,831

EXPENSES:
Salaries & related taxes	$ -	$ 297	$ -	$ 8,556	$ 14,333
Professional & consultant Fees	432	717	4,728	1,794	11,673
Administrative expenses	6,536	2,021	17,831	5,564	38,134
Sales & marketing Expenses	13	349	707	2,538	8,352
Advertising	-	106	-	3,070	5,542
Total expenses	$ 6,981	$ 3,490	$ 23,266	$ 21,522	$ 78,034

Net (loss) from operations	$ (5,884)	$ (2,230)	$ (20,136)	$ (18,297)	$ (64,203)

Interest income	2	-	3	5	12
Interest expense	(46)	(107)	(175)	(294)	(1,285)

Net (loss)	$ (5,928)	$ (2,337)	$ (20,308)	$ (18,586)	$ (65,476)

OTHER COMPREHENSIVE INCOME (LOSS):
Net loss	$ (5,928)	$ (2,337)	$ (20,308)	$ (18,586)	$ (65,476)
Foreign currency translation Adjustment	(199)	545	(196)	(1,176)	(954)
Total other comprehensive Income (loss)	$ (6,127)	$ (1,792)	$ (20,504)	$ (19,762)	$ (66,430)

Note 4 – Subsequent Event

As reported in a Form 8-K filed on May 23, 2006 our Board of Directors declared a share dividend of four shares of the common stock of the Company for all stockholders entitled to participate on the record date of June 5, 2006. Upon the share dividend taking effect, the issued and outstanding shares of the Company will increase to 96,575,000 from 19,315,000. As required by generally accepted accounting principles, the share numbers in these financial statements have been revised retroactively.

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

COMPANY HISTORY

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

PRI acquired 100% of the issued and outstanding shares of Galaxy Telnet SRL (“Galaxy”) a company incorporated under the laws of Romania, on August 15, 2003 under a stock exchange agreement between PRI and Galaxy dated as of October 31, 2003. Before the stock exchange transaction, L. Gabriel Luca, a Romanian-born, Canadian citizen entrepreneur, was the sole shareholder of Galaxy. On the closing date of the stock exchange transaction, Mr. Luca was also the sole director and officer of PRI. PRI issued 6,000,000 shares of its common stock to Mr. Luca in exchange for his shares in Galaxy. Mr. Luca’s shares in Galaxy represented all the issued and outstanding shares of the common stock of Galaxy on the closing date of the share exchange transaction.

We are a holding company without any assets other than shares held in Galaxy. Galaxy was formed to exploit business opportunities in the Voice Over Internet Protocol (“VoIP”) business in Romania. All revenues of PRI to date have been derived from Galaxy’s operations.

Before the acquisition of Galaxy, we did not conduct business.

DISCONTINUATION OF THE OPERATIONS OF GALAXY TELNET SRL

Our business operations took place solely within Romania, a country located in Southeastern Europe, bordering the Black Sea, between Bulgaria and Ukraine, with a landmass slightly smaller than Oregon. Galaxy was created to concentrate on the continuous market introduction of emerging communication innovations related to the introduction of Internet telephony solutions to the local and long distance telecommunications market in Romania.

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

We had anticipated Galaxy would be able to exploit the introduction of VoIP in Romania and were one of a variety of companies who began to compete for consumers in this emerging market. Unfortunately, our experience has been that other competitors have greater financial resources and/or existing market presence and have been more effective in selling this new technology. During a review of operations by the Board of Directors in April 2006, we determined we cannot compete effectively in this market and that Galaxy will likely never achieve profitability. As a consequence, the Board determined Galaxy should cease operations and be wound up. We began this process in mid April and expect that Galaxy will terminate by the end of our current fiscal year and be de-registered as a corporation.

We are now investigating other business opportunities in emerging markets unrelated to Romania.

The following discussion and analysis covers material changes in the financial condition of PRI since August 15, 2003 without the inclusion of Galaxy. Generally accepted accounting principles require that when a company discontinues a subsidiary, the financial results of the subsidiary must be stripped out of the results of the consolidated parent company. Consequently, the comparative financial results discussed here are not indicative of what will be the business operations of PRI in the future, or those of the consolidated company which included Galaxy in the past. Information solely regarding the financial results of Galaxy can be found in Note 3 of the financial statements included in this report.

Results of Operations

Three and Nine Month Periods Ended May 31, 2006 Compared With the Three and Nine Month Periods Ended May 31, 2005

Revenues

PRI did not earn revenues in any of the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into three categories:

Professional & Consultant Fees

Administrative Expenses

Sales & Marketing Expenses

Professional & Consultant Fees. Professional & Consultant Fees are comprised of fees for work performed by accounting, audit and legal professionals. Expenses in this area were $7,447 and $25,363 for the three and nine month periods ended May 31, 2006 compared with $13,736 and $33,561 for the three and nine month periods ended May 31, 2005. The relative period over period decreases in the three and nine month figures is attributable to additional legal expenses in Romania during the three and nine month periods in 2005. We anticipate Professional & Consultant Fees may increase in the upcoming three and nine month periods as we search for investment opportunities.

Administrative Expenses. Administrative Expenses were $1,067 and $9,753 for the three and nine month periods ended May 31, 2006 compared to $2,261 and $4,515 for the three and nine month periods ended May 31, 2005. The variations in Administrative Expenses were primarily attributable to changes in the following three items: Postal & Telecommunications expenses, which increased to $1,257 versus $494 for the comparative nine month periods; Filing fees related to the Company’s Form SB-2 and 10-QSB and 10-KSB filings, which increased to $5,959 versus $2,924 for the comparative nine month periods; and Stock Transfer fees related to issuance of the Company’s shares, which increased to $1,620 versus $nil for the comparative nine month periods. We anticipate Administrative Expenses will decrease moderately in upcoming quarters due to the decreased volume of documents we will be filing with the SEC now that it has approved our registration statement on Form SB-2.

Sales & Marketing Expenses. Sales & Marketing Expenses, comprised of costs for business travel and meals, decreased to $nil and $nil for the three and nine month periods ended May 31, 2006 compared to $nil and $877 for the three and nine month periods ended May 31, 2005. We expect Sales & Marketing expenses may increase in coming months due to the potential need to incur travel costs while we investigate new business opportunities.

Net Loss. We incurred net losses from continuing operations of $(8,514) and $(35,116) for the three and nine month periods ended May 31, 2006 compared with net losses from continuing operations of $(15,997) and $(38,953) for the three and nine month periods ended May 31, 2005.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock, a bank line of credit and shareholder loans. Uses of funds have included activities to establish and develop our business.

The Company’s principal sources of liquidity as of May 31, 2006, consisted of $418 in cash and cash equivalents, a $10,000 bank line of credit and a shareholder loan facility from a director and principal shareholder.

Under the shareholder loan facility from R. Michael Stunden, loan advances to or on behalf of PRI, bear interest at 5% per annum, calculated and compounded annually, not in advance. PRI is required to repay the outstanding principal and interest at any time after May 1, 2007, on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by PRI at any time without notice, bonus or penalty.

The amount outstanding under the shareholder loan facility was $143,438 as of May 31, 2006; and the amount outstanding under the bank line of credit was $nil as of May 31, 2006.

Since inception through to and including May 31, 2006, we have raised $42,575 through private placements of our common shares and debt conversion.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the third quarter of our fiscal year ending August 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended May 31, 2006, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

(a) (i) On May 23, 2006 the Company filed a Form 8-K reporting that our Board of Directors declared a share dividend of four shares of the common stock of the Company for all stockholders entitled to participate on the record date of June 5, 2006. Upon the share dividend taking effect, the issued and outstanding shares of the Company will increase to 96,575,000 from 19,315,000.

(ii) On June 30, 2006 the Company filed a Form 8-K filed on June 30, 2006, reporting that effective June 28, 2006 L. Gabriel Luca resigned as a member of the board of directors (the "Board") of the Company. The resignation of Mr. Luca was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Additionally, effective June 28, 2006, John Karlsson has been appointed as a member of the Board. Mr. Karlsson has also assumed the positions of President and CEO.

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

10.1

Loan Agreement between R. Michael Stunden as lender and Project Romania Inc. as borrower and dated November 1, 2003 *

10.2

Amendment Agreement dated April 20, 2005 **

31.1

Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of President (chief executive officer) and Treasurer (principalfinancial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002

*    Filed as an exhibit to our registration statement on Form SB-2 filed March 22, 2005 and incorporated herein by this reference

**  Filed as an exhibit to our amended registration statement on Form SB-2 filed May 9, 2005 and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROJECT ROMANIA INC.

/s/ John Karlsson

John Karlsson

President & CEO and Director

Dated: July 14, 2006

/s/ R. Michael Stunden

R. Michael Stunden

Chief Financial Officer, Secretary, Treasurer and Director

Dated: July 14, 2006