Form 10KSB
period 2006-08-31
ASIAN DRAGON GROUP INC.
filed 2006-12-14
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-KSB

____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended

August 31, 2006

Commission File # 333-123479

ASIAN DRAGON GROUP INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0418754

(IRS Employer Identification Number)

1100 – 475 Howe Street Vancouver, British Columbia, Canada	V6C 2B3
(Address of principal executive offices )	(Zip Code)

(604) 801-5995

(Registrant’s telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No ☒

Revenues for year ended August 31, 2006: $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: as of October 16, 2006, aggregate market value was $13,287,500.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 32,025,000 common shares as of December 14, 2006

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:

Yes	☐	No ☒

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Asian Dragon Group Inc. (“Asian Dragon”, “ADG”, “we”, the “Registrant”, or the “Company”) was incorporated in Nevada on June 11, 2003, under the name Poseidon Casinos Inc., but changed its name to Project Romania Inc. (“PRI”) by filing Articles of Amendment with the Nevada Secretary of State effective October 30, 2003. On August 10, 2006, the Company filed Articles of Amendment with the Nevada Secretary of State to change its name to Asian Dragon Group Inc.

Our fiscal year end is August 31.

On August 15, 2003, ADG acquired 100% of the issued and outstanding shares of Galaxy Telnet S.R.L. (“Galaxy Telnet”) a company incorporated under the laws of Romania under a stock exchange agreement (the “Stock Exchange Agreement”) between ADG and Galaxy Telnet dated as of October 31, 2003. Before the stock exchange transaction, L. Gabriel Luca, a Romanian-born, Canadian-resident entrepreneur, was the sole shareholder of Galaxy Telnet. On the closing date of the stock exchange transaction, Mr. Luca was also the sole director and officer of PRI. PRI issued 6,000,000 shares of its common stock to Mr. Luca in exchange for his shares in Galaxy Telnet. Mr. Luca’s shares in Galaxy Telnet represented all the issued and outstanding shares of the common stock of Galaxy Telnet on the closing date of the share exchange transaction.

Before the acquisition of Galaxy Telnet, we did not conduct business.

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

We had anticipated Galaxy would be able to exploit the introduction of VoIP in Romania and were one of a variety of companies who began to compete for consumers in this emerging market. Unfortunately, our experience was that other competitors had greater financial resources and/or existing market presence and were more effective in selling this new technology. During a review of operations by the Board of Directors in April 2006, we determined we could not compete effectively in this market and that Galaxy would likely never achieve profitability. As a consequence, on June 8, 2006 the Board authorized the wind-up of Galaxy and on June 28, 2006 Gabriel Luca submitted his resignation as a director of ADG. During the balance of the fiscal year all affairs of the Subsidiary were finalized and on August 23, 2006, Galaxy was de-registered as a corporate entity in Romania.

As at year end we were a holding company without any substantial assets as of August 31, 2006. Subsequent to year end we began activities related to the exploration and development of gold in China and are now an Exploration Stage Company.

Employees

As of December 14, 2006, we have no employees and use contracted services to perform our bookkeeping.

ITEM 2. DESCRIPTION OF PROPERTY

For its head office, ADG shares space with a law office located at 1100 – 475 Howe Street, Vancouver, British Columbia, Canada. The office is provided free of charge by the Company’s director as an accommodation to ADG.

The Company does not presently have any other material property investments.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 7, 2006 at a special meeting of the Company a proposal was ratified by 72% of stockholders to change the name of the Company from Project Romania, Inc. to Asian Dragon Group Inc. 70,000,000 votes were cast in favor of the proposal. There were 26,575,000 abstentions and non-votes.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “AADG”.

The following table sets forth the range of high and low bid quotations for our common stock as reported by the OTCBB following our eligibility for quotation on the OTCBB for each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending August 31, 2006
Quarter Ended	High $	Low $
May 31, 2006	0.40	0.00
August 31, 2006	1.01	1.55

On December 14, 2006, we had 51 shareholders of record of our common stock.

DIVIDENDS

We intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain information included herein contains forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934. These sections provide that the safe harbor for forward looking statements does not apply to statements made in initial public offerings. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) continued development of business opportunities; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our business plans; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and (vi) other risks including those identified in our other filings with the Securities and Exchange Commission.

When ADG closed its Romanian operating subsidiary it became required under generally accepted accounting principles (“GAAP”) to reset the exploration period of the Company to a start date of August 15, 2006, the date of the dissolution of the subsidiary. The following discussion and analysis covers material changes in the financial condition of Asian Dragon from August 15, 2006 to August 31, 2006 (“Exploration Stage Period”) without the inclusion of it terminated subsidiary Galaxy Telnet SRL. Information is also included here which explains the expenses of the ongoing parent Company ADG for the full fiscal year ending August 31, 2006 (“Full Year Period”).

Generally accepted accounting principles require that when a company discontinues a subsidiary, the financial results of the subsidiary must be stripped out of the results of the consolidated parent company. Consequently, the comparative financial results discussed here are not indicative of what will be the business operations of ADG in the future, or those of the consolidated company which included Galaxy in the past. Information solely regarding the financial results of Galaxy can be found in Note 4 of the financial statements included in this report.

During fiscal year ended August 31, 2006, the Company also entered a transaction with another corporation wherein it purchased full rights to use of the name Asian Dragon Group. This transaction was recorded in a Current Report on Form 8-K filed October 16, 2006 and subsequently amended as reported in a Current Report on Form 8-K/A filed December 12, 2006.

Results of Operations

Revenues

ADG did not earn revenues in any of the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into two categories:

- Professional & Consultant Fees

- Administrative Expenses

Professional & Consultant Fees. Professional & Consultant Fees are comprised of fees for work performed by accounting, audit and legal professionals. Fiscal 2006 expenses in this area were $52,428 for the Full Year Period and $1,001 for the Exploration Stage Period. We anticipate Professional & Consultant Fees will increase substantially in the upcoming year as we implement our business plans.

Administrative Expenses. Administrative Expenses were $11,653 for the Full Year Period and $71 for the Exploration Stage Period. We anticipate Administrative Expenses will increase substantially in the upcoming year as we implement our business plans.

Net Loss. We incurred net losses from continuing operations of $(94,688) for the Full Year Period and $(1,424) for the Exploration Stage Period.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business.

The Company’s principal sources of liquidity as of August 31, 2006, consisted of $72 in cash and cash equivalents and a shareholder loan from a director and principal shareholder.

Under the shareholder loan, loan advances to or on behalf of ADG, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG is required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $161,802 as of August 31, 2006.

Since inception through to and including August 31, 2006, we have raised $42,575 through private placements of our common shares and debt conversion.

Subsequent to year end, on November 7, 2006, the Company raised additional capital of $1,000,000 through a private placement sale of its common shares. We believe the Company will have adequate resources to implement its strategic objectives in upcoming quarters.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in rapidly evolving markets.

There can be no assurance that we will successfully address such risks, expenses and difficulties.

Critical Accounting Policies

Asian Dragon’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Asian Dragon views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Asian Dragon’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

INDEX TO

FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements – fiscal year 2006:

Balance Sheet	F-3

Statements of Operations	F-4

Statement of Stockholders’ Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 to F-21

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Report of Independent Registered Public Accounting Firm

Board of Directors

Asian Dragon Group Inc.

We have audited the accompanying balance sheet of Asian Dragon Group Inc. (An Exploration Stage Company) as of August 31, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the year ended August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asian Dragon Group Inc. (An Exploration Stage Company) as of  August 31, 2006 and the results of its operations, stockholders’ equity, and its cash flows for  the year ended August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.

Certified Public Accountants

2525 Fifteenth Street, Suite 3H

Denver, Colorado 80211

December 14, 2006

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Balance Sheet

ASSETS
August 31,2006
CURRENT ASSETS
Cash	$ 72
Accounts receivable (Note 10)	2,003
Total current assets	$ 2,075

Total assets	$ 2,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 15,536
Shareholder loans (Note 9)	161,802
Total current liabilities	$ 177,338

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value of $0.001 authorized, 32,025,000 shares issued and outstanding as at August 31, 2006 (Notes 6 & 7)	32,025
Paid-in Capital (Note 6)	9,241
Accumulated deficit in the exploration stage	(215,754)
Accumulated other comprehensive income (loss)	(775)
Total stockholders’ equity (deficit)	$ (175,263)

Total liabilities and stockholders’ equity (deficit)	$ 2,075

The accompanying notes to financial statements are an integral part of this statement.

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Statements of Operations

	Year Ending August 31, 2006	Exploration Stage August 15, 2006 to August 31, 2006

EXPENSES:
Professional & consultant fees	$ 52,428	$ 1,001
Administrative expenses	11,653	71
Total expenses	$ 64,081	$ 1,072

Net loss from continuing operations	$ (64,081)	$ (1,072)

Interest expense - continuing operations	(5,887)	(352)

Net loss from discontinued operations (Note 4)	$ (24,720)	-

Net loss	$ (94,688)	$ (1,424)

Basic and diluted loss per common share (Note 7):
- Continuing operations	$ Nil	$ Nil
- Discontinued operations	$ Nil	$ Nil
Net loss per common share	$ Nil	$ Nil

Weighted average shares Outstanding (Note 7)	79,066,918	32,025,000

OTHER COMPREHENSIVE LOSS:
Net loss	$ (94,688)	$ (1,424)
Foreign currency translation adjustment	(313)	-
Total other comprehensive loss (Note 2)	$ (95,001)	$ (1,424)

The accompanying notes to financial statements are an integral part of this statement.

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)

						Deficit
					Accumulated	Accumulated	Total
			Discount		Other	During the	Stockholders’
	Common	Common	On Common	Paid-in	Comprehensive	Exploration	Equity
	Shares	Stock	Stock	Capital	Income	Stage	(Deficit)

Cancellation of common shares (Note 6)	(64,550,000)	12,710	7,309	(20,019)	—	—	—

To give effect to the 4 for 1 stock dividend (Note 4)	96,575,000	19,315	(7,309)	29,260	(462)	(121,066)	(80,262)

Net loss for period from September 1, 2005 to August 15, 2006	—	—	—	—	(313)	(93,264)	(93,577)
Net loss during Exploration Stage ended August 31, 2006	—	—	—	—	—	(1,424)	(1,424)

Balance, August 31, 2006	32,025,000	32,025	—	9,241	(775)	(215,754)	(175,263)

The accompanying notes to financial statements are an integral part of this statement.

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Statements of Cash Flows

	Year ending August 31, 2006	Exploration Stage August 15, 2006 to August 31, 2006
Cash flows from operating activities:
Net loss for the period	$ (64,081)	$ (1,424)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities:
Accrued interest on shareholder loans	5,887	352
Net change in operating assets and liabilities
Prepaid expenses	1,650	—
Account receivable	(2,003)	(2,003)
Accounts payable and accrued liabilities	6,553	3,075
Net cash provided (used) by operating activities	(51,994)	—

Cash flows provided (used) by discontinued
operating activities	(28,778)	—

Cash flows from financing activities:
Loans by stockholders	80,120	—
Net cash provided by financing activities	80,120	—

Effect of foreign currency translation	(313)	—

Net increase (decrease) in cash	(965)	—

Cash, beginning of period	1,037	72

Cash, end of period	$ 72	$ 72

The accompanying notes to financial statements are an integral part of this statement.

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Notes to Financial Statements

Note 1 – Operations

Organization and Description of Business

Asian Dragon Group Inc. (“Asian Dragon”, “ADG”, “We”, the “Registrant”, or the “Company”) was incorporated in Nevada on June 11, 2003, under the name Poseidon Casinos Inc. and changed its name to Project Romania, Inc. (“PRI”) by filing Articles of Amendment with the Nevada Secretary of State effective October 30, 2003. On October 31, 2003, the Company acquired the outstanding stock of Galaxy Telnet SRL (“Galaxy”, “Galaxy Telnet”, or the “Subsidiary”) in a stock exchange transaction under a stock exchange agreement (the “Stock Exchange Agreement”) between PRI and Galaxy. The Company issued 6,000,000 shares of its common stock for the acquisition of Galaxy. Before the stock exchange transaction, L. Gabriel Luca, a Romanian-born, Canadian-resident entrepreneur, was the sole shareholder of Galaxy Telnet. The transaction was treated as a reverse acquisition for accounting purposes, which is a capital transaction and not a business combination. Accordingly, the financial statements of the acquired company (Galaxy) were presented for historical comparative purposes. Prior to the reverse acquisition, PRI did not carry on business operations. On June 10, 2006, the Company changed its name to Asian Dragon Group Inc. and effective August 15, 2006, the business of Galaxy was wound-up and the Subsidiary was de-registered as a corporate entity in Romania. Asian Dragon Group Inc. has presented its financial statements to reflect the discontinuation of operation of its operating Subsidiary.

Our fiscal year end is August 31st.

Exploration Stage Activities

The Company has been in the exploration stage since its August 15, 2006 and has not yet realized any revenues from its planned operations.

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding Asian Dragon Group Inc.’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Notes to Financial Statements

objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

The financial statements reflect the following significant accounting policies:

Exploration Stage Company

The Company is an exploration stage company as defined in the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced as of year end 2006. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from the exploration stage date to the current balance sheet date.

Mineral Properties and Exploration Expenditures

The Company expenses all cost incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

The Company regularly perform evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets.  All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals.  A decision to

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Notes to Financial Statements

abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a predetermined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed to the stage of commercial production will be amortized to operations through unit-of-production depletion.

Consolidation of Financial Statements

The financial statements include the accounts of the Company and show its former subsidiary Galaxy Telnet SRL as a discontinued operation. All previous inter-company accounts have been eliminated. The attached financial statements of Asian Dragon Group Inc. are not consolidated with any other entity.

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

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Notes to Financial Statements

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

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. Comprehensive loss for the periods shown equals the net loss for the period less the effect of foreign currency translation.

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

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Notes to Financial Statements

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

Currency

The books of record of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. When foreign currency transactions are factored into the books, the following method is used:

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

Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Notes to Financial Statements

Capital Assets

Capital assets are recorded at cost. Depreciation is recorded based on estimated useful lives of assets at time of acquisition. At as year end 2006, the Company had no depreciable assets.

Other

The Company paid no dividends during the periods presented

The Company consists of one reportable business segment. The Company has no revenue to report from any customers.

As at year end August 31, 2006, all of the Company's assets are located in Canada.

Advertising is expensed as it is incurred.

Certain comparative figures in these statements have been reclassified to conform to current year classifications.

We did not have any off-balance sheet arrangements as at August 31, 2006.

Note 3 – Basis of Presentation

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, including but not limited to the Company's ability to successfully generate operating revenue through its mining ventures and the continuing financial support of investors and stockholders.

To address the going concern issue, subsequent to year-end the Company raised $1,000,000 through a private placement of its common stock. While management believes these funds will be sufficient to meet the operating and working capital requirements of ADG, there can be no assurance that the Company’s activities will

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Notes to Financial Statements

generate sufficient revenues in the future for the Company to meet its obligations and ongoing operating expenses.

The accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

Note 4 – Discontinued Operations

Due to general economic conditions and other factors, the Company’s subsidiary Galaxy Telnet SRL (“Galaxy”) did not achieve its planned operational objectives in Romania within the time frames originally envisioned by management. In April 2006, management determined the VoIP business model in Romania should be abandoned and the Company should seek other business opportunities.

During April and May 2006, the Company: disposed of all Galaxy’s property and equipment to PRI’s CEO for the undepreciated value of the assets (which gave rise to no gain or loss for Galaxy); terminated Galaxy’s client service contracts; terminated agreements with persons employed on contract by Galaxy; terminated Galaxy’s office lease and all vendor contracts, ceased all operations in Romania and filed for deregistration of Galaxy as a corporate entity. Effective August 15, 2006 all matters relating to the deregistration of Galaxy had been completed and the subsidiary was wound-up. The losses and cash flows of the Romania VoIP business has been presented as a discontinued operation in the accompanying statements of ADG’s operations and statements of cash flows.

The components of discontinued operations are:

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Notes to Financial Statements

	Period from September 1, 2005 to August 15, 2006	August 15, 2003 (inception) through August 15, 2006
REVENUES:
Sales of iBox packages	$ 3,720	$ 24,925

Cost of Goods Sold	595	11,089
GROSS MARGIN	$ 3,125	$ 13,836

EXPENSES:
Salaries & related taxes	-	14,333
Professional & consultant fees	4,791	11,673
Administrative expenses	20,537	40,632
Sales & marketing expenses	716	8,361
Advertising	-	5,542
Total expenses	$ 26,044	$ 80,604

Net (loss) from operations	$ (22,919)	$ (66,768)

Interest income	3	12
Interest expense	(177)	(1,287)

Net (loss)	$ (23,093)	$ (68,043)

OTHER COMPREHENSIVE (LOSS):
Net loss	(23,093)	$ (68,043)
Foreign currency translation adjustment	(1,627)	(952)
Total other comprehensive Income (loss)	$ (24,720)	$ (68,995)

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Notes to Financial Statements

Note 5 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement: (i) clarifies the guidance that applies for stock with restrictions on sale that terminate within one year that is measured at fair value under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organization.; (ii) clarifies that a fair value measurement for a liability should also reflect its nonperformance risk (the risk that the obligation will not be fulfilled) and because nonperformance risk includes the reporting entity’s credit risk, that the reporting entity should consider the effect of its credit risk (credit standing) on the fair value of the liability in all periods in which the liability is measured at fair value under other accounting pronouncements, including FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; (iii) emphasizes that fair value is a market-based measurement, not an entity-specific measurement and that therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability; (iv) affirms the requirement of other FASB Statements that the fair value of a position in a financial instrument (including a block) that trades in an active market should be measured as the product of the quoted price for the individual instrument times the quantity held and that the quoted price should not be adjusted because of the size of the position relative to trading volume (blockage factor); (v) encourages entities to combine the fair value information disclosed under this Statement with the fair value information disclosed under other accounting pronouncements, including FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, where practicable; (vi) expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition and provides guidance which applies for derivatives and other financial instruments measured at fair value under Statement 133 at initial recognition and in all subsequent periods; and (vii) nullifies the guidance in footnote 3 of EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Notes to Financial Statements

Contracts Involved in Energy Trading and Risk Management Activities.”  and also amends Statement 133 to remove the similar guidance to that in Issue 02-3, which was added by FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and earlier application is encouraged. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”. This amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (i) A transfer of the servicer’s financial assets that meets the requirements for sale accounting; (ii) A transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities; (iii) An acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. This statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; and permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: Amortization method or Fair value measurement method. Additionally, at its initial adoption, this statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. And finally, requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Notes to Financial Statements

In May 2005, FASB issued SFAS No. 154 “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in the accounting estimate affected by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

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

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Notes to Financial Statements

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

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“ARO’s”). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”. SFAS 143 requires the ARO associated with the retirement of a tangible long-lived asset to be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Notes to Financial Statements

increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset.  The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows. Specifically, to date, no significant asset retirement obligations exist due to the early stage of exploration and accordingly, no liability has been recorded.

Note 6 – Common Stock

On May 25, 2006, the Board of Directors authorized a 4 for 1 stock dividend and on August 21, 2004, the Board of Directors authorized a 4-for-1 stock split. All references to stock issued and stock outstanding have been retroactively adjusted as if the stock split and stock dividend had taken place at the earliest date shown.

On October 31, 2003, the Company issued 30,000,000 shares of its common stock in exchange for all issued and outstanding shares of Galaxy Telnet.

On November 1, 2003, the Company issued 30,000,000 shares of its common stock at $0.0002 for a total of $6,000.

During the fiscal year ending August 31, 2004, the Company issued 26,750,000 shares of its common stock in a private offering at $0.001 for a total of $26,575.

On August 20, 2004, the Company issued 10,000,000 shares of common stock at $0.001 in exchange for conversion of shareholder loans to the Company of $10,000.

On August 8, 2006, the Board of Directors authorized the cancellation of 64,550,000 shares of its common stock which were submitted for cancellation by Michael Stunden. This cancellation resulted in the revaluation of share capital as follows: (i) Common Stock was revalued from $19,315 to $32,025, based on par value of $0.001 times the residual float of 32,025,000 common shares; (ii) the previously recorded Discount on Common Stock of $(7,309) was eliminated; and (iii) Paid In Capital was adjusted from $29,260 to $9,241.

Note 7 – Earnings Per Share

During the full year ended August 31, 2006 and the Exploration Stage period from August 15, 2006 to August 31, 2006, the Company had losses which were too small to

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Notes to Financial Statements

translate into earnings (or losses) per share (“EPS”) which rounded to the nearest penny. However as required by generally accepted accounting principles, we record here that the denominator of the EPS calculation changed during the fiscal year ended August 31, 2006. Specifically, the number of shares outstanding at the beginning of the year was 19,315,000. This float was increased to 96,575,000 as at record date June 5, 2006 as the result of a 4 for 1 stock dividend. Subsequently, on August 10, 2006 the share float was decreased by 64,550,000 shares due to a stock cancellation. Each change has been recorded in the weighted average shares calculation shown on the Income Statement. None of these changes would have affected the reporting of year end EPS.

Note 8 – Income Taxes

The Company is subject to federal income taxes in the United States. The Company has had no net income from its US operations and therefore has paid no income taxes in the US. Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. As the result of a change of control of the Company during fiscal year 2006, all previous loss carry-forwards were eliminated as required by United States tax law.

Note 9 – Shareholder Loans

As at August 31, 2006, the Company had one related party shareholder loans outstanding of $161,802, which included $5,887 of accrued interest. This loan is unsecured and has no fixed repayment dates. During the 12 month period ending August 31, 2006, loans from shareholders, including accrued interest, increased by $80,120 and $5,887 respectively.

Note 10 – Related Party Transactions

The Company’s principal offices are located at 1100 – 475 Howe Street Vancouver, British Columbia V6C 2B3. These premises are provided by John Karlsson for no charge. Previous to the move to 1100 – 475 Howe Street, office premises were provided to the Company for no charge by Michael Stunden

On May 31, 2006, Gabriel Luca received a payment in kind of $474 comprised of the fixed assets of Galaxy Telnet SRL as partial payment for a shareholder loan owed to him by Galaxy. The transfer value of these assets was based on their undepreciated cost

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Notes to Financial Statements

recorded in the books of Galaxy and the transaction gave no rise to a gain or loss for Galaxy.

On August 8, 2006, the Company entered an agreement with a corporation (the “Seller”) controlled by John Karlsson. Under this agreement the Company received full rights to use of the name Asian Dragon Group. As consideration for use of the name Asian Dragon Group, the Company provided the Seller with a 30 day right of first refusal option to take over any joint ventures which the Company might identify in Laos, Cambodia or Vietnam. This option expired on Sept 6, 2006

On August 10, 2006, Michael Stunden and John Karlsson entered a change of control agreement. Under this agreement, Mr. Stunden sold 5,450,000 of his shares in the Company to Mr. Karlsson and submitted 64,550,000 shares to treasury for cancellation. This transaction included the loan of funds by Mr. Karlsson of $141,956 to the Company which were used as full payment to Mr. Stunden of the shareholder loan owing to him.

On August 15, 2006, the Company paid Gabriel Luca $2,366 for the outstanding balance of shareholder loans owing to him from Galaxy Telnet SRL. This transaction is included in discontinued operations entries in these financial statements.

On August 31, 2006, Michael Stunden agreed to reimburse the Company $2,003 for legal fees billed by the Company’s corporate counsel. This amount is recorded as an account receivable at year end.

Note 11 – Subsequent Event

Subsequent to year end, on November 7, 2006 the Company completed a private placement of 250,000 shares of common stock at a price of $4.00 per share for aggregate proceeds of $1,000,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 10, 2006, we filed a Current Report on Form 8-K which reported on Item 4.01 Changes in Registrant’s Certifying Accountant. The information in this report is as follows:

Miller and McCollom CPAs audited the consolidated financial statements of the registrant for the period from August 15, 2003 to August 31, 2004 and the full fiscal year ending August 31, 2005 and was engaged by the registrant as its independent accountant until August 10, 2006. On August 10, 2006, Miller and McCollom resigned as our independent accountant. The board of directors of the registrant did not participate in Miller and McCollom’s decision to resign.

Miller and McCollom’s reports in each of the past two years did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. Miller and McCollom did not issue any reports during the interim period subsequent to our last fiscal year end.

The decision to change accountants was approved by the board of directors of the registrant.

There were no disagreements with the former accountant, on any matter of accounting principal or practices, financial statement disclosure, or auditing scope or procedure during the two most recent fiscal years or any later interim period.

On August 10, 2006, the board of directors of the registrant approved the engagement of the firm of Schumacher & Associates Inc. CPAs as the registrant’s new principal accountant for the audit of its financial statements. Schumacher & Associates Inc. CPAs were not engaged by the registrant during the two most recent fiscal years and the subsequent interim period as either principal accountant to audit our financial statements or as a consultant.

Our accountant is Schumacher & Associates, Inc. CPA’s. We do not presently intend to change accountants. At no time have there been any disagreements with our accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

John Karlsson our President and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our President and Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our President and Chief Financial Officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls in the last fiscal year.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of August 31, 2006, were as set forth below. Subsequent to year end, on September 22, 2006 Mr. Michael Stunden resigned as an officer and director of the Company and Mr. John Karlsson was appointed to fill the corporate positions vacated by Mr. Stunden. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

John Karlsson	34	President & Chief Executive Officer and a director of ADG
R. Michael Stunden	51	Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer, and a director of ADG

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

John Karlsson – Mr. Karlsson is President and Chief Executive Officer and a director of Asian Dragon Group Inc. In this capacity, Mr. Karlsson is responsible for all overall management the Company. His current term as a director of ADG commenced on June 8, 2006 and runs until the next annual meeting of the stockholders unless earlier terminated. Mr. Karlsson’s business experience during the past five years has consisted of running Karlsson Law Corporation, a boutique corporate finance related practice in Vancouver, British Columbia, Canada. Mr. Karlsson is an attorney and has practiced law in British Columbia, Canada since 2003. Mr. Karlsson holds Bachelor of Arts and Law degrees from the University of Victoria and University of Manitoba, respectively. He is currently a member of the Law Society of British Columbia.

R. Michael Stunden – Mr. Stunden is secretary, chief financial officer and a director of ADG. In his capacity as secretary and chief financial officer, Mr. Stunden is responsible for all financial, legal and regulatory matters concerning the Company. His current term as a director of ADG commenced on November 4, 2003 and runs until the next annual meeting of the stockholders unless earlier terminated. Mr. Stunden’s business experience during the past five years has consisted of his Company-related business activities and developing, owning and leasing residential real estate in Vancouver, British Columbia, Canada. In addition to his involvement with the Company as an officer and director, Mr. Stunden is an attorney. He has practiced law in Alberta and British Columbia, Canada continuously for approximately 19 years. Over the past five years, Mr. Stunden’s preferred areas of practice have been corporate, commercial and securities law. Amongst other client-related matters during the past five years, Mr. Stunden has served as in house counsel for Unity Wireless Corporation, a US public company with its head office located in Vancouver, British Columbia and has provided securities, corporate and commercial law advice to several start up companies in the hi tech space. He has also provided advice to a variety of business clients in the areas of incorporation, tax-driven corporate reorganizations, software licensing, franchising, employment law, trade marks and business dispute litigation.

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

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and 10% Stockholders of the Company are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms so filed.

Based solely upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them by Section 16(a) during the year 2006.

ITEM 10. EXECUTIVE COMPENSATION

Mr. Karlsson and Mr. Stunden do not receive salaries for serving as officers and directors and have not received grants of stock options or Stock Appreciation Rights during fiscal 2006.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address Of Owner	Relationship to Company	Shares Beneficially Owned	Percent Owned (1)
Common Stock	John Karlsson 1100 – 475 Howe Street Vancouver, B.C. Canada V6C 2B3	Director, 5% Shareholder, CEO and President	5,450,000	17.02%
Common Stock	All directors and executive officers as a group (one individual)		5,450,000	17.02%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company’s principal offices are located at 1100 – 475 Howe Street Vancouver, British Columbia V6C 2B3. These premises are provided by John Karlsson for no charge. Previous to the move to 1100 – 475 Howe Street, office premises were provided to the Company for no charge by Michael Stunden

On May 31, 2006, Gabriel Luca received a payment in kind of $474 comprised of the fixed assets of Galaxy Telnet SRL as partial payment for a shareholder loan owed to him by Galaxy. The transfer value of these assets was based on their undepreciated cost recorded in the books of Galaxy and the transaction gave no rise to a gain or loss for Galaxy.

On August 8, 2006, the Company entered an agreement with a corporation (the “Seller”) controlled by John Karlsson. Under this agreement the Company received full rights to use of the name Asian Dragon Group. As consideration for use of the name Asian Dragon Group, the Company provided the Seller with a 30 day right of first refusal option to take over any joint ventures which the Company might identify in Laos, Cambodia or Vietnam. This option expired on Sept 6, 2006

On August 10, 2006, Michael Stunden and John Karlsson entered a change of control agreement. Under this agreement, Mr. Stunden sold 5,450,000 of his shares in the Company to Mr. Karlsson and submitted 64,550,000 shares to treasury for cancellation. This transaction included the loan of funds by Mr. Karlsson of $141,956 to the Company which were used as full payment to Mr. Stunden of the shareholder loan owing to him.

On August 15, 2006, Gabriel Luca received a payment $2,366 as full payment of the shareholder loan owed to him by Galaxy Telnet SRL.

Subsequent to the end of the fiscal year, Mr. Karlsson’s law firm, Karlsson Law Corporation has provided legal advice and services to the Company.

ITEM 13. EXHIBITS

Number

Exhibit Description

3.1

Articles of Incorporation*

3.2

Certificate of Amendment of Articles of Incorporation*

3.2

Bylaws*

31.1

Certificate of President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as an exhibit to our registration statement on Form SB-2 filed March 22, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended August 31, 2006, (including the cost of our current year audit) our expenses for professional services rendered for the audit of our financial statements have been approximately $12,000. We were also billed $6,070 for the review of quarterly financial statements.

Tax Fees

For the Company’s fiscal year ended August 31, 2006, we were billed approximately $nil for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended August 31, 2006.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROJECT ROMANIA, INC.

/s/ John Karlsson

John Karlsson

President & CEO and Director

Dated: December 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John Karlsson		December 14, 2006
John Karlsson	President & Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director