Form 10-Q
period 2006-11-30
ASIAN DRAGON GROUP INC.
filed 2007-01-22
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

_______________ to _______________

Commission File # 333-123479

ASIAN DRAGON GROUP INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0418754

(IRS Employer Identification Number)

1100 – 475 Howe Street, Vancouver, British Columbia, Canada V6C 2B3

(Address of principal executive offices)

(604) 801-5995

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.

Large accelerated filer [ ]

Accelerated filer [ ]

     Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [x]

The issuer had 32,675,000 shares of common stock issued and outstanding as of January 19, 2007.

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Table of Contents

Page
PART I. Financial Information

Item 1. Financial Statements.

Balance Sheets at November 30, 2006 (unaudited) and August 31, 2006 (audited)	F-1

Unaudited Statements of Operations for the three months ended November 30, 2006 and the Exploration Stage Period of August 15, 2006 to November 30, 2006	F-2

Statement of Stockholders’ Equity (audited, unless otherwise noted)	F-3

Unaudited Statements of Cash Flows for the three months ended November 30, 2006 and the Exploration Stage Period of August 15, 2006 to November 30, 2006	F-4

Notes to Unaudited Financial Statements	F-5 to F-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

PART II. Other Information

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	26

Item 6. Exhibits	27

Signatures	27

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Balance Sheets

ASSETS
	November 30, 2006 (unaudited)	August 31, 2006 (Note 1)
CURRENT ASSETS
Cash	$-	$72
Accounts receivable (Note 3)	2,003	2,003
Total current assets	2,003	2,075

Total assets	$2,003	$2,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,003	$15,536
Shareholder loans (Notes 7 and 8)	172,353	161,802
Total current liabilities	181,356	177,338

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)	-	-

MINORITY INTEREST (Note 4)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value $0.001 authorized. 32,275,000 and 32,025,000 respectively issued and outstanding as of November 30, 2006 and August 31, 2006 (Note 9)	32,275	32,025
Paid-in Capital (Note 9)	1,008,991	9,241
Accumulated deficit in the development stage	(1,219,844)	(215,754)
Accumulated other comprehensive income (loss)	(775)	(775)
Total stockholders’ equity (deficit)	(179,353)	(175,263)

Total liabilities and stockholders’ equity (deficit)	$2,003	$2,075

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Statements of Operations

(unaudited)

	3 Months Ending November 30, 2006	Exploration Stage August 15, 2006 to November 30, 2006

EXPENSES:
Exploration expenses	$1,000,000	$1,000,000
Professional & consultant fees	1,509	2,510
Administrative expenses	486	557
Total expenses	$1,001,995	$1,003,067

Net loss from operations	$(1,001,995)	$(1,003,067)

Interest expense	(2,095)	(2,447)

Net Loss	$(1,004,090)	$(1,005,514)

Loss per common share, basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding	32,090,934	32,039,652

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)

(all data audited, unless otherwise stated)

						Deficit
					Accumulated	Accumulated	Total
			Discount		Other	During the	Stockholders’
	Common	Common	On Common	Paid-in	Comprehensive	Exploration	Equity
	Shares	Stock $	Stock $	Capital $	Income $	Stage $	(Deficit) $

Cancellation of common shares	(64,550,000)	12,710	7,309	(20,019)	-	-	-

To give effect to 4 for 1 stock dividend	96,575,000	19,315	(7,309)	29,260	(462)	(121,066)	(80,262)

Net loss for period from September 1, 2005 To August 15, 2006	-	-	-	-	(313)	(93,264)	(93,577)
Net loss during Exploration Stage ended August 31, 2006	-	-	-	-	-	(1,424)	(1,424)
Balance, August 31, 2006	32,025,000	32,025	-	9,241	(775)	(215,754)	(175,263)

Common shares issued for cash at $4.00 November 6, 2006 (unaudited)	250,000	250	-	999,750	-	-	1,000,000

Net loss for quarter ended November 30, 2006 (unaudited)	-	-	-	-	-	(1,004,090)	(1,004,090)
Balance, November 30, 2006 (unaudited)	32,275,000	32,275	-	1,008,991	(775)	(1,219,844)	(179,353)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Statements of Cash Flows

(unaudited)

	3 Months Ending November 30, 2006	Exploration Stage August 15, 2006 to November 30, 2006
Cash flows from operating activities:
Net loss for the period	$ (1,004,090)	$ (1,005,514)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	2,095	2,447
Net change in operating assets and liabilities:
Accounts payable and accrued liabilities	(6,533)	(6,533)
Net cash provided (used) by operating activities	(1,008,528)	(1,009,600)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Common stock issued for cash	1,000,000	1,000,000
Loans by stockholders	8,456	9,528
Net cash provided by financing activities	1,008,456	1,009,528

Net increase (decrease) in cash	(72)	(72)

Cash, beginning of period	72	72

Cash, end of period	$ -	$ -

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 1 – Nature of Business and Operations

Asian Dragon Group Inc. (“Asian Dragon”, “ADG”, “We”, the “Registrant”, or the “Company”) was incorporated in Nevada on June 11, 2003, under the name Poseidon Casinos Inc. and changed its name to Project Romania, Inc. (“PRI”) by filing Articles of Amendment with the Nevada Secretary of State effective October 30, 2003. On October 31, 2003, the Company acquired the outstanding stock of Galaxy Telnet SRL (“Galaxy”, “Galaxy Telnet”, or the “Subsidiary”) in a stock exchange transaction under a stock exchange agreement (the “Stock Exchange Agreement”) between PRI and Galaxy. The transaction was treated as a reverse acquisition for accounting purposes, which is a capital transaction and not a business combination. Accordingly, the financial statements of the acquired company (Galaxy) were presented for historical comparative purposes. Prior to the reverse acquisition, PRI did not carry on business operations. On June 10, 2006, the Company changed its name to Asian Dragon Group Inc. and effective August 15, 2006, the business of Galaxy was wound-up and the Subsidiary was de-registered as a corporate entity in Romania. Asian Dragon’s August 31, 2006 audited financial statements presented its financial statements to reflect the discontinuation of operation of its operating Subsidiary.

Our fiscal year end is August 31st.

Exploration Stage Activities

The Company has been in the exploration stage since its August 15, 2006 and has not yet realized any revenues from its planned operations.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

The financial statements included herein have been prepared by Asian Dragon without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on interim statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested these financial statements be read in conjunction with the August 31, 2006 audited financial statements and accompanying notes included in the Company’s annual report on Form 10-KSB filed with the SEC. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be followed by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

Amounts shown for August 31, 2006 are based upon the audited financial statements of that date.

Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. As of November 30, 2006, the Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully diversify into new business activities. Management plans to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Summary of Significant Accounting Policies

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end August 31, 2006 as contained in the Company’s annual report on Form 10-KSB, have been omitted.

Mineral Property Rights Acquisition and Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Costs of acquiring mining properties and exploration and development costs are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probably reserves exist and the property is a commercially minable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalize mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-lived Assets.

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

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company expects to make expenditures in the future to comply with such laws and regulations.

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

The accumulated costs of properties that are developed to the stage of commercial production will be amortized to operations through unit-of-production depletion.

Revenue Recognition

Revenue from the sale of gold and co-products will be recognized when the following conditions are met: persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable and collectibility is reasonably assured. Revenue for gold bullion is recognized at the time of delivery and transfer of title to counter-parties.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

The Company has not yet undertaken mine development work and as such has not yet estimated any site restoration costs attributable to work completed on the mineral property in China to November 30, 2006. Under Chinese law, companies with exploration licences may be required to incur expenses to reclaim the properties or to pay for disruption to properties. The obligations and amounts with respect to a given property are subject to negotiation with the government at the time the work on a property is completed.

Currency

The books of record of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. The operations of the Company’s Joint Ventures which are located in China are to be maintained in Chinese Renminbi Yuan. When foreign currency transactions are factored into the books, the following method will be used:

Monetary items, at the rate of exchange prevailing as at the balance sheet date

Non-Monetary items including equity, at the historical rate of exchange

Revenues and expenses, at the period average in which the transaction occurred

Translation adjustments are recorded in Other Comprehensive Income.

Recent Account Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and earlier application is encouraged. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

Note 3 – Account Receivable

The account receivable herein recorded relates to a re-imbursement owed to the Company by a former director for an expense incurred by the Company prior the change of control of the Company. There is no doubt as to the collectibility of this account.

Note 4 – Joint Ventures

To November 30, 2006, the Company had entered into the following material agreements with respect to mineral properties and exploration licenses in China.

Jinjishan Mine Joint Venture

On October 31, 2006 Asian Dragon entered into a joint venture option agreement (the “JVOA”) with World Fortune Enterprise Inc., (“WFEI”) to acquire WFEI’s rights to a 70% ownership and the rights to develop certain assets of WFEI (the “Assets”) flowing through WFEI’s 70% ownership in a joint venture company named Luoyang Canadian United Mining Ltd. (“Luoyang”) which has been established between WFEI and the People’s Republic of China (the “PRC”).

The Assets, which are the property of Luoyang, a joint venture corporation formed between WFEI and the PRC via its agency, the Henan Province Gold Bureau (the “Bureau”), consist of a contiguous 28.3 km 2 Exploration Licence and 2.8 km2 Mining Concession located in the northwest part of the County. The mining property covers ENE trending mafic to intermediate lava flows to which numerous gold-silver-polymetallic bearing quartz-carbonate veins are associated (collectively the “Jinjishan Mine Claim”). Under this agreement, WFEI has rights to acquire a 70% interest in the Jinjishan Mine Claim (the “Rights”) and the Bureau holds a 30% interest.

The Rights, optioned to Asian Dragon by WFEI, entitle Asian Dragon to administer the project and hold a 70% equity interest in the Assets in exchange for total investment of US$2,500,000 and a grant of Asian Dragon common shares to WFEI.  Pursuant to the JVOA, Asian Dragon has deposited with WFEI US$1,000,000 which will be used for costs of exploration and which is required by the PRC to be held by WFEI, as the joint venture partner, for the Joint Venture Business License (the “JVL”) to be issued to Luoyang by the PRC.

Payment terms for the Rights are: (i) deposit of US$50,000 within 14 days of issuance of the Joint Venture Business License (the “JVL”) by the PRC (anticipated issuance date, January 2007); (ii) deposit of US$250,000 within 45 days from the issuance of the JVL by the PRC; (iii) deposit of a further US$300,000 within 6 months from the issuance of the JVL; and (iv) deposit of the balance of US$1,900,000 within three years year from the initial deposit. Additionally, in accordance with further development needs and business expansion, the parties are entitled to make additional investments in Luoyang of up to a total of US$12,500,000 (Rmb100,000,000). However, should Asian Dragon be the unilateral investor of the capital input, the PRC shall always retain 15% equity of Luoyang.

As consideration for WFEI granting this option to Asian Dragon, Asian Dragon has agreed to issue to WFEI 250,000

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

shares in the capital stock of Asian Dragon (the “WFEI Shares”). Such WFEI Shares to be issued to WFEI upon payment of the full amount of the final deposit (# (iv)) of US$1,900,000 by Asian Dragon to Luoyang.

It is intended that the deposits made by Asian Dragon to Luoyang shall be executed by transfer of portions of the funds currently held by WFEI on behalf of Asian Dragon.

Note 5 – Mineral Properties and Exploration Rights

Jinjishan Mine Project

The Jinjishan Project is a large mining property located in the Luoning County, Henan Province, People’s Republic of China. The mining property consists of contiguous 28.3 km 2 Exploration Licence and 2.8 km2 Mining Concession located in the northwest part of Luoning County.

The Jinjishan mining property is located in the east central part of China on the Asian Continent. More precisely it is located in the west part of the Henan Province and in the northwest part of the Luoning County and in the Changshui community.  The closest important city is Luoning. Luoning is situated at about 1300 km WNW of Shanghaï, 1300 km SSW of Beijing, 270 km west of Zhengzhou the provincial capital and 130 km west of Luoyang, the prefecture of the Luoning County. Access to the Luoyang property is provided on a 120km large paved road which runs southwesterly to the city of Luoning. From Luoning, a paved road leads southwesterly to the town of Changshui and from that locality, a recently paved road leads northwesterly to the Jinjishan village and then to the Jinjishan mining site. The distance from Changshui to the property is approximately 10 km. This road also links Luoning to Lushi, another important city to the southwest.

Property

The Jinjishan mining property covers an Exploration Permit with an area of 28.3 km2 and a 2.80 Km2 Mining Concession. Its geographical coordinates are comprised within the following perimeter: Longitude 111°19’30” E to 111°24’00”E Latitude 34°22’00” N to 34° 25’00” N.

The Chinese government rights registration is done at the Mining Development Centre Zhongduan, Jefang Road, Luoyang, Henan. The Prospecting License as well as the Mining License are owned by the Jinjishan Gold Mine of Luoning County.

The Jinjishan Property consists of one Exploration License Area and a Mining Concession that are contiguous.

Note 6 – Commitments and Contingencies

(1)

The Company’s continuing commitment under the Luoyang Joint Venture Agreement detailed in Note 4 is as follows:

Item	Amount	Timing

Installment four	$1,500,000	Prior to October 31, 2009

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

 (2)

On October 20, 2006 the Company entered into an Agency and Cooperative Agreement with World Fortune Enterprise Inc., (“WFEI”) a Canadian firm which sources precious metals properties for parties wishing to invest in China.  Under the terms of this agreement, the Company has committed to provide consideration to WFEI on a project by project basis, commencing with the Jinjishan property as noted herein.

The Company’s continuing commitment to WFEI arising from the Luoyang Joint Venture Option Agreement is as follows:

Item	Amount	Timing

Issuance of Common Shares	250,000 restricted common shares of Asian Dragon Group Inc.	After full payment of Luoyang deposit (iv) under the Joint Venture Option Agreement

Note 7 – Shareholder Loans

As at November 30, 2006, the Company had one related party shareholder loans outstanding of $172,353, which included $2,095 of accrued interest for the period. This loan is unsecured and has no fixed repayment dates. During the 3 month period ending November 30, 2006, loans from shareholders, including accrued interest, increased by $8,456 and $2,095 respectively.

Note 8 – Related Party Transactions

Related party transactions include the shareholder loan recorded in Note 7 and also include the provision of office facilities by John Karlsson for no charge. Karlsson Law Corporation, of which our CEO is the principal, also provides legal services to Asian Dragon.

Note 9 – Common Stock

On November 6, 2006, the Company completed a private placement sale of 250,000 shares of its common stock at $4.00 per share for aggregate proceeds of $1,000,000.

Note 10 – Income Taxes

The Company is subject to federal income taxes in the United States and Chinese income taxes (to the extent of its operations in China). The Company had no income tax expenses during the reported periods due to net operating losses. The Company’s tax asset recognized in these financial statements is $Nil as at November 30, 2006 due to offsetting valuation allowances.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-Q contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs including, statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statement contained in this quarterly report on Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

COMPANY HISTORY

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the year ended August 31, 2006.

When ADG closed its Romanian operating subsidiary it became required under generally accepted accounting principles (“GAAP”) to reset the exploration period of the Company to a start date of August 15, 2006, the date of the dissolution of the subsidiary. The following discussion and analysis covers material changes in the financial condition of Asian Dragon from August 15, 2006 without the inclusion of it terminated subsidiary Galaxy Telnet SRL.

The Company’s common stock is traded in the NASD Over-The-Counter market under the symbol “AADG” and the Company is also listed on the Frankfurt Stock Exchange under the trading symbol “P2J1”.

MINING PROPERTY INFORMATION

Jinjishan Mine Project

The Jinjishan Project is a large mining property located in the Luoning County, Henan Province, People’s Republic of China. The mining property consists of contiguous 28.3 km 2 Exploration Licence and 2.8 km2 Mining Concession located in the northwest part of Luoning County.

The Jinjishan mining property is located in the east central part of China on the Asian Continent. More precisely it is located in the west part of the Henan Province and in the northwest part of the Luoning County and in the Changshui community.  The closest important city is Luoning. Luoning is situated at about 1300 km WNW of Shanghaï, 1300 km SSW of Beijing, 270 km west of Zhengzhou the provincial capital and 130 km west of Luoyang, the prefecture of the Luoning County. Access to the Luoyang property is provided on a 120km large paved road which runs southwesterly to the city of Luoning. From Luoning, a paved road leads southwesterly to the town of Changshui and from that locality, a recently paved road leads northwesterly to the Jinjishan village and then to the Jinjishan mining site. The distance from Changshui to the property is approximately 10 km. This road also links Luoning to Lushi, another important city to the southwest. In Chinese, Jinjishan means the Golden Pheasant Mountain.

Topography

Henan Province is in the transitional area between the second and third steps of China’s fourstep terrain rising from east to west, with rolling mountains over 1000m above sea level in its western part and plain area of 100m or lower in its east part.  Mountainous regions comprise 44.3 percent of its total area, and the plains, 55.7 percent.  The highest summit of the

Henan Province is the Laoyacha mountain (2413.8m) in Lingbao City.  The province’s lowest point is 23.2m and is found at the point where the Huaihe River leaves the province. Henan Province is surrounded by four mountain ranges: the Taihang, Funiu, Tongbai and Dabie, which stand in its north, west and south areas, leaving subsidence basins in the intermittent area.. In its middle and eastern parts there is a vast fluvial plain created by the Yellow, Huaihe and Huo He rivers.

Four rivers run across Henan, the Yellow River, Huo He River, Weihe River and Hanshui River, with the Huo He River valley covering up to 53 percent of the province. The southwestern portion is part of the Yangtze River Basin that flows to the west to the Yellow Sea. There are no significant lakes. In the project area, the relief north of the Luo He (Blue river) basin is hilly and shows relatively deep valleys running northwest with an elevation gradient reaching 200m. The highest summit of the region is the Quanbao Shan culminating at 2080m.

Infrastructure

Because the population of Henan exceeds 92.5 million (2000 census), the province requires good infrastructure and has strict laws concerning soil occupation (agriculture) and urbanization extensions. Road, railway and telecommunication networks are well developed in this area.

Major road ways in Henan include the Kaifeng-Luoyang Expressway, the Zhengzhou-Luoyang Expressway, the Anyang-Xinxiang Expressway, the Xuchang-Luohe Expressway, the Luoyang-Sanmenxia Expressway and the Sanmenxia-Lingbao Expressway. This last section is part of China’s longest expressway linking Lianyungang (Jiangsu Province) in the east, with Horgos (Xinjiang Region) to the northwest. This provides a connection to neighboring Shaanxi. Most of these expressways have toll gates but the cost for traveling is reasonable. Zhengzhou is a major rail transport centre in China, as well as the location of the main railway manufacturers. The Beijing-Guangzhou line, the Jiaozuo-Zhicheng line and the Beijing-Kowloon railways cross the province from north to south.

Other railways include the Lanzhou-Lianyungang, the Jiaozuo-Xinxiang-Heze and the Mengmiao-Baofeng/Luohe-Fuyang lines run through Henan from west to east. The Euro-Asia Land Bridge (Lianyungang to Rotterdam) also passes through the city. Traffic is heavy on these railways with the circulation of numerous passenger trains but also with considerable number of trains transporting coal between the Henan collieries and the numerous thermal power plants. With rich coal resources, Henan acts as a centre for thermal power generation in China. In 1999, the installed generating capacity in Henan reached 14.8MWh, ranking the sixth in the country. Power stations have been constructed at major cities in Zhengzhou, Kaifeng, Luoyang, Pingdingshan, Anyang, Hebi, Xinxiang, Jiaozuo and Sanmenxia. Major river transport is also easily accessible. Henan has airports in Zhengzhou, Luoyang and Nanyang and international flight services are available at Zhengzhou. Chartered flights to Hong Kong and Macau are also available.

Three of the nation’s first-class optical cables and three microwave trunk lines run through the province, making it possible for Henan to have automatic long-distance transmission, digital long-distance routes and program-controlled telephone switchboards all over the province. Its telephone exchange capacity has reached 11.2 M circuits, with 9.38 M telephone users, 3.11 M mobile phone users and 1.1 M Internet users. Telecommunications services are growing rapidly. In the first quarter of 2001, there were 1.7M subscribers for mobile phone services, ranked sixth in the country. Recently, Henan has opened a new broadband IP network that is among the largest in China. Cellular phone communications are available in the most remote areas of the Province. The Jinjishan mining property is covered by the cellular phone network.

Henan has water reserves of 4.84 Mkw, of which 3.23 Mkw can be exploited. By the end of 2000, there were 2394 reservoirs in the province and 4.6 Mha of land were irrigated. In the Jinjishan area, water supply and sewage system, electric service for residential and industrial use supply are presently available on site. Manpower can easily be found in the area. Luoning, only 40 km from the mine, is large enough and with sufficient industry to have machine and repair shops capable of major repairs.

Climate

Located between the northern sub-tropical zone and warm temperate zone, Henan Province has four distinctive seasons with complicated weather conditions. Luoning is situated in the middle of a WSW trending valley in north-central China which has an elevation of 300-1000m. Because it is surrounded by loess plains, and upland areas and mountains exceeding 4000 m to the south, the climate is dominated by long intervals of light winds which tend to result in hazy and rather dry atmospheric conditions. The climate is, on average, about 5°C warmer than Beijing and slightly drier. January is the coldest time of year with temperatures in the city dropping to - 5°C at night and rising only + 5°C during the day. July is the hottest month with average temperatures of 27°C and a range of 22° -33°C during the day. Luoning receives approximately 58 cm of precipitation per year, with July though September being the wettest period receiving nearly 30 cm of rain during this period. The period December through January is quite dry receiving a total of 2.3 cm of precipitation during this period. As a result of its climate, travellers to Luoning have little to fear of contracting malaria, cholera, Japanese encephalitis or other diseases which may be common in coastal regions.

Population and Services

Henan Province covers an area of 16 700 km2 and during the last census (2000), the population was estimated to be 92.5 million. It has a large population with only a moderate land area. As a consequence, the population density is relatively high, with 554 people per km2 . The provincial capital is Zhengzhou (6.3M). Major centre are Nanyang (10.5M), Luoyang (6.1M), Xinxiang (5.3M), Jiaozuo (3.2M) and Keifeng (4.6M). The region is rich in land resources, in mineral resources, in plant and animal resources, but much of the resources per capita are lower than China’s average. The east part of the province is a major China grain and cotton producer. Other agricultural products include corn, soya bean, beans, rapeseed, potatoes and peanuts. Specialties include Lingbao dates, Huiyang day lilies and common carp.

Major industries include food processing, coal, metallurgy, machinery, chemicals, petroleum refining, building materials, textiles and electronics. Zhengzhou is a major distribution centre in central China. It is known for its array of wholesale markets, including agricultural and a building materials wholesale markets. There are many places of interest and historic sites in Henan so tourism resources are rich as well. Well known tourist sites include a number of Shang ruins in or near Zhengzhou, Yin Dynasty ruins (latter part of the Shang era) in Anyang in the northeastern part of the province, the Shaolin Temple in Dengfeng and the White Horse Temple in Luoyang.

Vegetation

Henan is an important producer of the country’s wheat, corn, cotton, tobacco leaves and oil plants. In the project region, the south of the Luohe basin, the forest is clear and mostly composed of pine and deciduous trees.

Property

The Jinjishang mining property covers an Exploration Permit with an area of 28.3 km2 and a 2.80 Km2 Mining Concession. Its geographical coordinates are comprised within the following perimeter: Longitude 111°19’30” E to 111°24’00”E Latitude 34°22’00” N to 34° 25’00” N.

The Chinese government rights registration is done at the Mining Development Centre Zhongduan, Jefang Road, Luoyang, Henan. The Prospecting License as well as the Mining License are owned by the Jinjishan Gold Mine of Luoning County.

The Jinjishan Property consists of one Exploration License Area and a Mining Concession that are contiguous.

Regional geology

China is subdivided into a number of geological domains which reflects current modeling of China’s evolution over time. The model is largely based on continental accretion with attendant tectonism and subduction. Movement by the Siberian Plate to the North and the Pacific-Philippines plates to the Southeast were major factors in China’s geological evolution. Henan is located on and near the southern boundary of the North China Domain and the Kunlun-Qinling Domain which represents an easterly trending structural corridor to the south of which lies the South China Domain. The early development of the Kunlun-Qinling Domain was as a shallow elongated basin separating the stable platforms to the North and South. The Variscan tectonic phase saw the final closure of the Qinling-Kunlun basin and was marked by weakening and southwards migrating volcanism, but also witnessed the most active phase of acid (granitic) intrusive activity. During the early to middle Mesozoic, volcanism was weak and intrusive activity was generally restricted to the structural breaks and shear zones which defined the margins of basins lying between mountain belts. This magmatism was predominately reflected in the emplacement of associations composed of quartz monzonite, monzogranite, syenite, granodiorite and syenogranite. During the late Mesozoic, volcanism increased and was intense locally as the circum-west Pacific magmatic belt developed. Most of this is represented by a rhyolite-dacite-andesite association together with trachyandesite-trachyte associations and alkali basalt-basaltic andesite associations. A few alkaline basic to ultrabasic rocks are present locally. Syenogranite, monzogranite, quartz monzonite, tonalite and granodiorite was emplaced at this time together locally with high level (hypabyssal) porphyries. Volcanism continued during the Cenozoic, and a few volcanoes have been active. The Axkol volcano in southern Yutian was active in 1951. These volcanic rocks generally comprise olivine basalt, alkali basalt, pyroxene andesite, picritediabase, quartz monzonite, aegirine-augite-quartz syenite and aegirine-albite granite. Gold mineralization in the Luoning area is hosted within the Kunlun-Qinling Domain or mobile belt.

The Kunlun-Qinling Domain

The parent rocks with Proterozoic sequences in the Qinling-Kunlun mobile belt were largely calc-alkaline volcano-sedimentary rocks. Having commonly undergone moderate to high grade metamorphism, these sequences are now represented by 2-mica amphibole gneisses, amphibolite, granulite, migmatite, marble, phyllite. Some of these rocks have been dated at 2,820-2,160 Ma (zircon age ). Most generally however, metamorphic grade ranges from lower greenschist to upper amphibolite facies and lower greenschist grade metamorphism prevails in some areas, notably in the North Qin Ling Mountains where mica schists were derived from a thick volcano-flysch carbonate formation. The belt is therefore a highly complex melange of juxtaposed stratigraphic units.

The magmatic geology of the mobile belt is also complex with nine magmatic stages and five magmatic belts. Most of the magmas generated were anatectic melts.  The earliest sets of rocks included basalt-dacite-rhyolite bimodal associations, basalt-andesite calc-alkaline associations, basalt-rhyolite associations and spilite-quartz keratophyre associations.

The middle Proterozoic saw a Sibaoan magmatism culminating in widespread tholeiitic series (basalt-andesite-dacite) volcanism and spilite rhyolite rift volcanism accompanied by calc-alkaline granitic plutonism. Magmatism waned during the late Proterozoic.

The most active period of intrusive and volcanic activity was during the middle to late Paleozoic, when the Qinling-Kunlun Ocean was closing, and thus Caledonian rocks are well developed in the mobile belt. Basalt-andesite-rhyolite, basalt-rhyolite, alkali basalt-trachyte-pseudoleucite phonolite and spilitic volcanic activity characterized most of the belt. Four granitic intrusive belts were active at this time within which the intrusive associations included granodiorite-monzogranite, tonaliteplagiogranite, diorite-tonalite-granodiorite, monzogranite-syenogranite, diorite-tonalite and alkali granite-diabase and syenite, as well as two-feldspar alaskite and Kfeldspar alaskite found locally in the southern part of the belt.

The tectonic history of the Qinling-Kunlun mobile belt is complex and a large part of the reason why magmatism was so widespread and so protracted. The belt is subdivided into four major units which developed at three different periods of times. In addition to this, there are 20 second-order tectonic units. The complexity of this mobile belt is partially  attributable to the existence of an earlier fracture zone, the Jinningian Juncture Zone, which formed during the late Proterozoic and along which the Qinling-Kunlun mobile belt largely propagated during the late Paleozoic and the north and south China blocks collided.  The four major units of the Qinling-Kunlun mobile belt which were active during the Proterozoic are:

1) the southern margin of the North China Plate;

2) the Qinling-Qilian mobile belt;

3) the Paleo-Tethys mobile belt; and,

4) the northern margin of the South China plate.

During the medial Proterozoic, the southern sub-domain of the North China Plate was the northern sub-belt of the Jinningian Juncture. At this time, the northern subdomain of the South China plate bordered the paleo Qinling- Kunlun ocean. The subdomains on the north and south margins were complex structural zones undergoing protracted deformation and containing the remnants of pre-existing paleoblocks. The sub-domains are now divided into three second-order units on the north margin and eight second-order units on the south which encompass areas of localized uplift as well as localized sedimentary basins.

The Qinling-Qilian mobile belt (subdomain) is traceable for 3,000 km along a northwest trend, and is located in the east-central section of the Qinling-Kunlun structural belt (Figure No 7). To the west it abuts the Altun fracture zone and to the east it merges with the NE-trending Tancheng-Lujiang Fracture Zone. From the late Proterozoic through the Silurian, this belt underwent recurring extension and collision leading to rifting and closure. The Paleo-Tethys Mobile Belt to the south of the Qinling-Qilian mobile belt is a continental margin fold belt which contains a sea trough system of graben and horst structures similar to the Qinling-Qilian mobile belt.

Jinjishan regional geology

The Jinjishan area is underlain by a series of rocks that are of upper greenschist to amphibolite metamorphic grade. Based on the aforementioned structural hierarchy, it is believed that the Jinjishan area falls into the Qilian-North Qinling Fold System.  The fold system is superimposed on the area north of the Qinling-Kunlun Juncture Zone. It is composed of a layered metamorphic basement sequence of mobile-type sediments which, from base to top, is composed of early Proterozoic upper greenschist to upper amphibolite grade geosynclinal metasediments, medial to late Proterozoic arc-basin formations and late Proterozoic to early Cambrian post-orogenic epicontinental formations composed of tillite and carbonate rocks, with localized volcanic strata as well as phosphatic and Mn-bearing rocks. These rocks were deposited in an expanding trough which reached culminated during the medial Ordovician.

The Silurian-Devonian was the main period of closing as NE-directed movement of the South China Block resulted in subduction of the trough area during the Carboniferous. Final closure of the Tethys basin occurred as a west to east scissoring at the end of the Carboniferous.

Gold mineralization

Gold has been mined in China for more than 4,000 years. In the Jinjishan area, mining probably began during the Tang Dynasty (618-907 AD). Local miners exploited visible gold which was present on the weathering surface of veins exposed on the mountain sides. This area was the marketing centre to which the Emperor’s men would be sent to purchase gold from the local miners. Historical artifacts suggest that the largest nuggets were 200-300 grams.

In western Henan Province, Team One of the provincial MOLAR discovered gold mineralization during the 1960’s through general geological mapping and regional geochemical sampling. This revelation directly influenced mineral exploration policy and activities in Henan and Shaanxi Provinces. Although, long recognized as a source for gold, the depletion of easily non visible gold in the Luoning area tended to discourage further activity until the 1960’s when modern exploration commenced with regional scale geological mapping and geochemical sampling programmes.

The Xiao Qinling gold province, located between Tongguan in Shaanxi and Lingbao in Henan province is currently the second largest gold producing area in China. Annual production is about 15 – 23 tonnes Au. The Xiao Qinling area is underlain by gneiss, marble, quartzite, migmatite, and amphibolite of the Late Archean Taihua Group. Indosinian alkalic porphyries and dykes (213 –202 My) and Yanshanian granites are widespread. The Wenyu granite intruded the central part of the gold- rich area, and is exposed over an area of about 20 km2.

Regional structures are dominated by the E –W-trending, north-dipping, >60-km-long Maxundao deep fault zone (from Tongguan to Lingbao). It was originally a compressional feature, but shows evidence for late extension. A series of large gold deposits, with total resources of 300 – 450 t Au, occur at intersections of second-order WNW – EW striking faults with NE and NW striking faults to the north of the first-order Maxundao fault zone.

From west to east in the Xiao Qinling gold province, gold deposits hosted in rocks of the Taihua Group are concentrated in three goldfields within a 60 x15 km corridor, 2 – 15 km north of the Maxundao fault (the Tongyu and Yanzhihe deposits), Wenyu (the Wenyu, Dongchuang, Sifangou and Yangzhaiyu deposits and Dahu (Dahu and Linghu deposits ) goldfields.

A series of 4 to 20 m wide and >4 km long quartz veins lie within second-order faults.  Lesser amounts of gold occur in altered rocks along ductile – brittle shear zones and in breccia bodies. More than 1 200 gold bearing quartz veins have been discovered in this part of the Qinling gold province. Ores are noted to contain pyrite, galena, sphalerite and minor magnetite, scheelite,wolframite, molybdenite, stibnite, pyrrhotite and gold. The gangue minerals comprise quartz,calcite, ankerite, minor rutile, barite, siderite and fluorite. The alteration halos around quartz veins or shear zones comprise mainly quartz, sulphide minerals,white mica and carbonate minerals,with lesser chlorite, epidote and biotite.

A few large gold deposits in areas of Proterozoic basement in the Xiao Qinling area, such as Kangshan, Shanggong and Qiyugou, are controlled by a group of NE striking faults and shear zones, which are the second-order structures to another major E –W striking fault zone. The Shanggong(>30 t Au) and Kangshan (>20 t Au) deposits are located in the 33km-long, NE trending Kangshan – Qiliping ductile – brittle shear, south and parallel to the Huo He valley.

Mineralization is hosted in Mesoproterozoic felsic to intermediate volcanic rocks. The steeply dipping ore bodies are 250 to 750 m long and 1 to 2.8 m wide veins filling brittle structures, lenses in tension gashes,alteration bands along shear zones and brecciated country rock. The ores commonly contain anomalous Ag,Te,and Pb concentrations. Alteration halos around the orebodies are characterized by a 1 to 3 m wide proximal sulphide –ankerite –muscovite zone,a 1 to 20 m wide pyrite – ankerite – muscovite – chlorite transitional zone and a 50 m wide distal chlorite-calcite zone.

The Jinjishan Mine Property covers complexly folded and faulted Proterozoic lava flows of intermediate composition. The volcanic rocks are metamorphosed to the greenschist facies. Chlorite and epidote are the major alteration minerals.

The flows are oriented ENE and dip to the south. There is a granitic plug present in the central portion of the property along with granitic dykes within drifts in the F-1 vein. Faults and tension gashes are now filled with quartz, with some brecciation, boudinage and mylonitization. Most of the veins trend in a general E-W direction following the predominant direction of faulting. The Southeastern most part of the property is covered by horizontal layers of Cenozoic sediments principally made up of loess. Mineralization occurs within the quartz veins and is associated with pyrite, galena with minor pyrrhotite or chalcopyrite and traces of sphalerite and arsenopyrite. The gold-silver-lead-copper mineralization is said to be associated to granitic intrusions which provided the heat source and fluids necessary to deposit the gold. These hydrothermal solutions circulated through faulted andesites following the fault systems. These fault systems extend in length as well as in depth.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of ADG during the quarter ended November 30, 2006.

Revenues

ADG did not earn revenues in the period included in the financial statements in this report.

Expenses

Our operating expenses are classified into three categories:

- Exploration Expenses

- Professional & Consultant Fees

- Administrative Expenses

Exploration Expenses. Exploration Expenses for the quarter ended November 30, 2006 totaled $1,000,000 and are comprised of the deposit made by the Company for costs of development on the Jinjishan Mine property.

Net Loss. We incurred net losses from continuing operations of $(1,004,090) for the quarter ended November 30, 2006.

Professional & Consultant Fees. Professional & Consultant Fees are primarily comprised of fees for work performed by accounting, audit and legal professionals. During the quarter ended November 30, 2006, we incurred $1,509 related to the work of a consultant. We anticipate Professional & Consultant Fees will increase substantially in the upcoming year as we implement our business plans.

Administrative Expenses. Administrative Expenses were $486 for the quarter ended November 30, 2006. We anticipate Administrative Expenses will increase substantially in the upcoming year as we implement our business plans.

Net Loss. We incurred net losses from continuing operations of $(1,004,090), or $(0.03) per share, for the quarter ended November 30, 2006.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business.

The Company’s principal sources of liquidity as of November 30, 2006, consisted of a shareholder loan from a director and principal shareholder.

Under the shareholder loan, loan advances to or on behalf of ADG, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG is required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $172,353 as of November 30, 2006.

Since inception through to and including November30, 2006, we have raised $1,042,575 through private placements of our common shares and debt conversion.

Subsequent to quarter end, on December 19, 2006, the Company raised additional capital of $2,000,000 through a private placement sale of its common shares. We believe the Company will have adequate resources to implement its strategic objectives in upcoming quarters.

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

Employees

As at November 30, 2006, we had no employees and used contracted services to perform our bookkeeping. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE FLUCTUATION RISK

Our reporting currency is United States Dollars (“USD”).  The Chinese Renminbi (“RMB”) has been informally pegged to the USD.  However, China is under international pressure to adopt a more flexible exchange rate system. If the RMB were no longer pegged to the USD, rate fluctuations may have a material impact on the Company’s financial reporting. In July 2005 the Renminbi was allowed to rise 2%. As Renminbi is used for expenditures by the Company and its joint venture partner in conducting their operations in China, the fluctuation of exchange rates of Renminbi may have positive or negative impacts on the results of operations of the Company.

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 1A. RISK FACTORS

The following risk factors should be considered in connection with an evaluation of the business of the Company:

THE COMPANY'S LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR YOU TO JUDGE ITS PROSPECTS.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. You should consider any purchase of the Company's shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of its corporate development.

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the quarter ended November 30, 2006, the Company had an operating loss of $1,004,090. At November 30, 2006, the Company had a working capital deficiency of $(179,353). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

THE VALUE AND TRANSFERABILITY OF THE COMPANY'S SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES.

There is only a limited trading market for the Company's shares. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the OTC Bulletin Board under the symbol "AADG" and the Company is also listed on the Frankfurt Stock Exchange under the trading symbol “P2J1”.  There can be no assurance that the Company's common stock will trade at prices at or above its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules," which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

FUTURE SALES OF SHARES MAY ADVERSELY IMPACT THE VALUE OF THE COMPANY'S STOCK.

If required, the Company may seek to raise additional capital through the sale of common stock. Future sales of shares by the Company or its stockholders could cause the market price of its common stock to decline.

MINERAL EXPLORATION AND DEVELOPMENT ACTIVITIES ARE SPECULATIVE IN NATURE.

Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of minerals acquired or discovered by the Company may be affected by numerous factors which are beyond the control of the Company and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection, the combination of which factors may result in the Company not receiving an adequate return of investment capital.

Substantial expenditures are required to establish ore reserves through drilling, to develop metallurgical processes to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities and grades to justify commercial operations or that funds required for development can be obtained on a timely basis. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results. Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. Material changes in ore reserves, grades, stripping ratios or recovery rates may affect the economic viability of any project.

THE COMPANY WILL BE SUBJECT TO OPERATING HAZARDS AND RISKS WHICH MAY ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION.

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company's operations will be subject to all the hazards and risks normally incidental to exploration, development and production of metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon the Company's financial condition.

THE COMPANY'S ACTIVITIES WILL BE SUBJECT TO ENVIRONMENTAL AND OTHER INDUSTRY REGULATIONS WHICH COULD HAVE AN ADVERSE EFFECT ON THE FINANCIAL CONDITION OF THE COMPANY.

The Company's activities are subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailing disposal areas, which would result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on the financial condition of the Company.

The operations of the Company including exploration and development activities and commencement of production on its properties, require permits from various federal, state, provincial and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities generally experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

THE COMPANY IS SUBJECT TO A VARIETY OF APPROVAL REQUIREMENTS AT THE CHINESE CENTRAL, PROVINCIAL AND LOCAL GOVERNMENT LEVELS AND, IN PRACTICE, THERE IS SOME UNCERTAINTY SURROUNDING WHICH APPROVALS ARE ACTUALLY REQUIRED TO CONDUCT CERTAIN MINING AND EXPLORATION ACTIVITIES IN VARIOUS PARTS OF CHINA

In China, two levels of government primarily deal with the approval of the establishment of a foreign-invested joint venture in mineral exploration and mining (“Mining JV”): the central and the local (e.g., provincial or municipal). China’s Ministry of Commerce (“MOFCOM”) is the central-government-level ministry in charge of reviewing and approving the establishment of Mining JVs.  Applications must be submitted to MOFCOM’s local-level counterparts for upward submission to MOFCOM. However, in practice, many provincial bureaus of commerce, such as those in Henan Province, claim final approval authority and do not forward applications to MOFCOM.  To our knowledge, MOFCOM is aware of this practice but has not taken any steps to intervene or take action against Mining JVs which have been approved only at the provincial level.

Once MOFCOM, or its authorized local counterpart has issued its approval documents, the Chinese partners to the joint venture would then apply to China’s State Administration of Industry and Commerce or its authorized local counterpart for a business license. The issuance of the business license marks the legal establishment of a Mining JV and confirms the permitted scope of the Mining JV’s activities. The business license is subject to annual review and renewal.

The Ministry of Land and Resources (“MOLAR”) is the central-government-level ministry in charge of exploration and mining licenses. Generally speaking, MOLAR holds the final authority to issue exploration and mining licenses to Mining JVs; however, for projects in Henan province, it has delegated this authority to the respective provincial-level bureaus of land and resources in those provinces, for the Company’s current purposes, the Gold Bureau in particular.

COMPETITION MAY HAVE AN IMPACT ON THE COMPANY'S ABILITY TO ACQUIRE ATTRACTIVE PRECIOUS METALS PROPERTIES, WHICH MAY HAVE AN ADVERSE IMPACT ON THE COMPANY'S OPERATIONS.

Significant and increasing competition exists for the limited number of precious metals acquisition opportunities available. As a result of this competition, some of which is with large established mining companies with substantial capabilities and greater financial and technical resources than the Company, the Company may be unable to acquire attractive precious metals properties on terms it considers acceptable. Accordingly, there can be no assurance that any exploration program intended by the Company on properties it intends to acquire will yield any reserves or result in any commercial mining operation.

DOWNWARD FLUCTUATIONS IN METAL PRICES MAY SEVERELY REDUCE THE VALUE OF THE COMPANY.

The Company has no control over the fluctuations in the prices of the metals for which it is exploring.  A significant decline in such prices would severely reduce the value of the Company.

THE COMPANY CURRENTLY RELIES ON CERTAIN KEY INDIVIDUALS AND THE LOSS OF ONE OF THESE CERTAIN KEY INDIVIDUALS COULD HAVE AN ADVERSE EFFECT ON THE COMPANY.

The Company's success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in the Company's growth and success. The loss of the service of members of the management and advisory board could have a material adverse effect on the Company. In particular, the success of the Company is highly dependant upon the efforts of the President & CEO, CFO, PFO, Treasurer & Secretary, and director of the Company, John Karlsson, the loss of whose services would have a material adverse effect on the success and development of the Company.

THE COMPANY DOES NOT MAINTAIN KEY MAN INSURANCE TO COMPENSATE THE COMPANY FOR THE LOSS OF CERTAIN KEY INDIVIDUALS.

The Company does not anticipate having key man insurance in place in respect of any of its senior officers or personnel, although the Board has discussed and investigated the prospect of obtaining key man insurance for John Karlsson.

WE ARE AN EXPLORATION STAGE COMPANY, AND THERE IS NO ASSURANCE THAT A COMMERCIALLY VIABLE DEPOSIT OR "RESERVE" EXISTS ON ANY PROPERTIES FOR WHICH THE COMPANY HAS, OR MIGHT OBTAIN, AN INTEREST.

The Company is an exploration stage company and cannot give assurance that a commercially viable deposit, or reserve,” exists on any properties for which the Company currently has (through an option) or may have (through potential future joint venture agreements or acquisitions) an interest. Therefore, determination of the existence of a reserve depends on appropriate and sufficient exploration work and the evaluation of legal, economic, and environmental factors. If the Company fails to find a commercially viable deposit on any of its properties, its financial condition and results of operations will be materially adversely affected.

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL PRECIOUS METAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company’s exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company’s operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

•

Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;

•

Availability and costs of financing;

•

Ongoing costs of production;

•

Market prices for the precious metals to be produced;

•

Environmental compliance regulations and restraints; and

•

Political climate and/or governmental regulation and control.

GENERAL MINING RISKS

Factors beyond our control may affect the marketability of any substances discovered from any resource properties the Company may acquire. Metal prices, in particular gold and silver prices, have fluctuated widely in recent years. Government regulations relating to price, royalties, allowable production and importing and exporting of precious metals can adversely affect the Company. There can be no certainty that the Company will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and operations on any projects it may acquire and environmental concerns about mining in general continue to be a significant challenge for all mining companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 6th, 2006, the Company accepted a subscription agreement (the “Subscription Agreement”) with one entity for the purchase of 250,000 common shares of the Company at a price of $4.00 per share for total proceeds of $1,000,000. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the entities through an offshore transaction which was negotiated and consummated outside of the United States.

The funds received from the investor mentioned above have been and will be used primarily for property exploration expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended November 30, 2006, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

(1) As referenced in Financial Statement Notes 4 & 6, on October 31, 2006 Asian Dragon entered into a joint venture option agreement (the “JVOA”) with World Fortune Enterprise Inc., (“WFEI”) to acquire WFEI’s rights to a 70% ownership and the rights to develop certain assets of WFEI (the “Assets”) flowing through WFEI’s 70% ownership in a joint venture company named Luoyang Canadian United Mining Ltd. (“Luoyang”) Which has been established between WFEI and the People’s Republic of China (the “PRC”).

The assets, which are the property of Luoyang, a joint venture corporation formed between WFEI and the People’s Republic of China (the “PRC”) via its agency, the Henan Province Gold Bureau (the “Bureau”), consist of a contiguous 28.3 km 2 Exploration Licence and 2.8 km2 Mining Concession located in the northwest part of the County. The mining property covers ENE trending mafic to intermediate lava flows to which numerous gold-silver-polymetallic bearing quartz-carbonate veins are associated (collectively the “Jinjishan Mine Claim”). Under this agreement, WFEI has rights to acquire a 70% interest in the Jinjishan Mine Claim (the “Rights”) and the Bureau holds a 30% interest.

The Rights, optioned to Asian Dragon by WFEI, entitle Asian Dragon to administer the project and hold a 70% equity interest in Luoyang in exchange for total investment of US$2,500,000 and a grant of Asian Dragon common shares to WFEI.  Pursuant to the JVOA, Asian Dragon has deposited with WFEI US$1,000,000 which will be used for costs of exploration and which is required by the PRC to be held by WFEI, as the joint venture partner, for the Joint Venture Business License (the “JVL”) to be issued to Luoyang by the PRC.

Payment terms for the Rights in Luoyang are: (i) deposit of US$50,000 within 14 days of issuance of the JVL by the PRC (anticipated issuance date, January 2007); (ii) deposit of US$250,000 within 45 days from the issuance of the JVC Business License by the PRC; (iii) deposit of a further US$300,000 within 6 months from the issuance Joint Venture Corporation License; and (iv) deposit of the balance of US$1,900,000 within three years year from the initial deposit. Additionally, in accordance with further development needs and business expansion, the parties are entitled to make additional investments in Luoyang of up to a total of US$12,500,000 (Rmb100,000,000). However, should Asian Dragon be the unilateral investor of the capital input, the PRC shall always retain 15% equity of Luoyang.

As consideration for WFEI granting this option to Asian Dragon, Asian Dragon has agreed to issue to WFEI 250,000 shares in the capital stock of Asian Dragon (the “WFEI Shares”). Such WFEI Shares to be issued to WFEI upon payment of the full amount of the final deposit (# (iv)) of US$1,900,000 by Asian Dragon to Luoyang.

It is intended that the deposits made by Asian Dragon to Luoyang shall be executed by transfer of portions of the funds currently held by WFEI on behalf of Asian Dragon.

(2) As referenced in Financial Statement Notes 6, on October 20, 2006 the Company entered into an Agency and Cooperative Agreement with World Fortune Enterprise Inc., (“WFEI”) a Canadian firm which sources precious metals properties for parties wishing to invest in China.  Under the terms of this agreement, the Company has committed to provide consideration to WFEI on a project by project basis, commencing with the Jinjishan property as noted herein. The Company’s continuing commitment to WFEI arising from the Luoyang Joint Venture Option Agreement is comprised of the commitment to issue WFEI 250,000 restricted common shares of Asian Dragon Group Inc. concurrent with full payment of Luoyang deposit (iv) under the Joint Venture Agreement referenced in this report.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number

Exhibit Description

3.1

Articles of Incorporation*

3.2

Certificate of Amendment of Articles of Incorporation*

3.3

Bylaws*

10.1

Joint Venture Option Agreement with World Fortune Enterprises Inc.

10.2

Agency and Cooperative Agreement with World Fortune Enterprise Inc.

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

ASIAN DRAGON GROUP INC.

/s/ John Karlsson

John Karlsson

President & CEO, CFO, PFO,

Secretary & Treasurer, and Director

Dated: January 19, 2007