Form 10QSB
period 2007-02-28
ASIAN DRAGON GROUP INC.
filed 2007-04-16
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

The issuer had 32,975,000 shares of common stock issued and outstanding as of April 16, 2007.

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Table of Contents

Page
PART I. Financial Information

Item 1. Financial Statements.

Balance Sheets at February 28, 2007 (unaudited) and August 31, 2006 (audited)	F-1

Unaudited Statements of Operations for the three and six months ended February 28, 2007 and the Exploration Stage Period of August 15, 2006 to February 28, 2007	F-2

Statement of Stockholders’ Equity (audited, unless otherwise noted)	F-3

Unaudited Statements of Cash Flows for the six months ended February 28, 2007 and the Exploration Stage Period of August 15, 2006 to February 28, 2007	F-4

Notes to Unaudited Financial Statements	F-5 to F-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

PART II. Other Information

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	26

Signatures	26

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Balance Sheets

ASSETS
	February 28, 2007 (unaudited)	August 31, 2006 (Note 1)
CURRENT ASSETS
Cash	$-	$72
Prepaid expenses	7,000	-
Accounts receivable (Note 3)	2,003	2,003
Total current assets	9,003	2,075

Total assets	$9,003	$2,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	4,580	15,536
Shareholder loans (Notes 7 and 8)	220,346	161,802
Total current liabilities	$224,926	$177,338

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)	-	-

MINORITY INTEREST (Note 4)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value $0.001 authorized. 32,675,000 and 32,025,000 respectively issued and outstanding as of February 28, 2007 and August 31, 2006 (Note 9)	32,675	32,025
Paid-in Capital (Note 9)	3,008,591	9,241
Accumulated deficit in the development stage	(3,256,414)	(215,754)
Accumulated other comprehensive income (loss)	(775)	(775)
Total stockholders’ equity (deficit)	(215,923)	(175,263)

Total liabilities and stockholders’ equity (deficit)	$9,003	$2,075

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Statements of Operations

(unaudited)

	3 Months ending February 28, 2007	6 Months ending February 28, 2007	Exploration Stage August 15, 2006 to February 28, 2007

EXPENSES:
Exploration expenses	$1,969,770	$2,969,770	$2,969,770
Professional & consultant fees	39,352	40,861	41,862
Administrative expenses	25,074	25,560	25,631
Total expenses	$2,034,196	$3,036,191	$3,037,263

Net loss from operations	$(2,034,196)	$(3,061,191)	$(3,037,263)

Interest expense	(2,374)	(4,469)	(4,821)

Net Loss	$(2,036,570)	$(3,040,660)	$(3,042,084)

Loss per common share, basic and diluted	$(0.06)	$(0.09)	$(0.09)

Weighted average shares outstanding	32,599,444	32,436,326	32,228,418

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)

(all data audited, unless otherwise stated)

						Deficit
					Accumulated	Accumulated	Total
			Discount		Other	During the	Stockholders’
	Common	Common	On Common	Paid-in	Comprehensive	Exploration	Equity
	Shares	Stock	Stock	Capital	Income	Stage	(Deficit)
		$	$	$	$	$	$

Cancellation of common shares	(64,550,000)	$12,710	$7,309	$(20,019)	$—	$—	$—

To give effect to 4 for 1 stock dividend	96,575,000	$19,315	$(7,309)	$29,260	$(462)	$(121,066)	$(80,262)

Net loss for period from September 1, 2005 to August 15, 2006	—	$—	$—	$—	$(313)	$(93,264)	$(93,577)
Net loss during Exploration Stage ended August 31, 2006	—	$—	$—	$—	$—	$(1,424)	$(1,424)
Balance, August 31, 2006	32,025,000	$32,025	$—	$9,241	$(775)	$(215,754)	$(175,263)

Common shares issued for cash at $4.00 November 6, 2006 (unaudited)	250,000	$250	$—	$999,750	$—	$—	$1,000,000

Common shares issued for cash at $5.00 December 18, 2006 (unaudited)	400,000	$400	$—	$1,999,600	$—	$—	$2,000,000

Net loss for six months ended February 28, 2007 (unaudited)	—	—	—	—	—	(3,040,660)	(3,040,660)
Balance, February 28, 2007 (unaudited)	32,275,000	$32,675	$—	$3,008,591	$(775)	$(3,256,414)	$(215,923)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Statements of Cash Flows

(unaudited)

	6 Months ending February 28, 2007	Exploration Stage August 15, 2006 to February 28, 2007
Cash flows from operating activities:
Net loss for the period	$(3,040,660)	$(3,042,084)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	4,469	4,821
Net change in operating assets and liabilities:
Accounts receivable	-	(2,003)
Prepaid expenses	(7,000)	(7,000)
Accounts payable and accrued liabilities	(10,956)	(7,881)
Net cash provided (used) by operating activities	(3,054,147)	(3,054,147)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Common stock issued for cash	3,000,000	3,000,000
Loans by stockholders	54,075	54,075
Net cash provided by financing activities	3,054,075	3,054,075

Net increase (decrease) in cash	(72)	(72)

Cash, beginning of period	72	72

Cash, end of period	$-	$-

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 1 – Nature of Business and Operations

Asian Dragon Group Inc. (“Asian Dragon”, “ADG”, “We”, the “Registrant”, or the “Company”) was incorporated as a Nevada company on June 11, 2003. Effective August 15, 2006, the business of its operating subsidiary, Galaxy Telnet SRL, was wound-up and the subsidiary was de-registered as a corporate entity. Asian Dragon’s August 31, 2006 audited financial statements were presented to reflect the discontinuation of operation of Galaxy Telnet SRL and concurrently the date at which Asian Dragon became an Exploration Stage Company was set as August 15, 2006.

Our fiscal year end is August 31st.

Exploration Stage Activities

The Company has been in the exploration stage since its August 15, 2006 and has not yet realized any revenues from its operations.

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

Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. As of February 28, 2007, the Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

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

Costs of acquiring mining properties and exploration and development costs are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially minable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalize mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-lived Assets.

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

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

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

The Company is in its Exploration Stage and does not yet have title to the Mining Rights of its projects. As such the Company has not yet estimated any site restoration costs attributable to its mineral properties in China to February 28, 2007. Under Chinese law, companies with exploration licences may be required to incur expenses to reclaim the properties or to pay for disruption to properties. The obligations and amounts with respect to a given property are subject to negotiation with the government at the time the work on a property is completed.

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

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Note 4 – Joint Ventures

To February 28, 2007, the Company had entered into the following material agreements with respect to exploration licenses in China.

Jinjishan Property Joint Venture

Pursuant to a Letter of Intent and by a joint venture option agreement (the “Jinjishan JVOA”) dated October 31, 2006 Asian Dragon acquired WFEI’s rights to a 70% ownership and the rights to explore certain assets of WFEI (the “Assets”) flowing through WFEI’s 70% ownership in a joint venture company named Luoyang Canadian United Mining Ltd. (“Luoyang”) which has been established between WFEI and the PRC. The Assets, which are the property of Luoyang, entail another joint venture corporation (the “Operating JVC”) formed between WFEI and the PRC via its agency, the Henan Province Gold Bureau (the “Bureau”) and consist of a contiguous 28.3 sq km Exploration License located in the northwest part of the County (the “Jinjishan Exploration Claim”). Under the Operating JVC agreement, WFEI has rights to acquire a 70% interest in the Jinjishan Exploration Claim (the “Jinjishan Rights”) and the Bureau holds a 30% interest. The Jinjishan Rights, optioned to Asian Dragon by WFEI under the Jinjishan JVOA, entitle Asian Dragon to administer the project and hold a 70% equity interest in the Assets in exchange for total investment of US$2,500,000 and a grant of Asian Dragon common shares to WFEI. Pursuant to the Jinjishan JVOA, Asian Dragon has to date deposited with WFEI US$1,191,000 which has been designated to be used for costs of exploration of the Jinjishan Exploration Claim and which is required by the PRC to be held by WFEI, as the joint venture partner, for the Joint Venture Business License (the “JVL”) to be issued to Luoyang by the PRC. Payment terms for the Jinjishan Rights are: (i) deposit of US$50,000 within 14 days of issuance of the JVL by the PRC; (ii) deposit of US$250,000 within 45 days from the issuance of the JVL by the PRC; (iii) deposit of a further US$300,000 within 6 months from the issuance of the JVL; and (iv) deposit of the balance of US$1,900,000 within three years year from the initial deposit. Additionally, in accordance with further exploration requirements and business expansion, the parties are entitled to make additional investments in Luoyang of up to a total of US$12,500,000 (Rmb 100,000,000). However, should Asian Dragon be the unilateral investor of the capital input, the PRC shall always retain 15% equity of Luoyang. As consideration for WFEI granting this option to Asian Dragon, Asian Dragon has agreed to issue to WFEI 250,000 restricted common shares in the capital stock of Asian Dragon. Such shares to be issued to WFEI upon payment of the full amount of the final deposit of US$1,900,000 by Asian Dragon to Luoyang.

Shizhaigou Property Joint Venture

Pursuant to a Letter of Intent dated November 19, 2006 and by a joint venture option agreement (the “Shizhaigou JVOA”) dated December 4, 2006 Asian Dragon acquired WFEI’s ownership interest and rights to explore the Shizhaigou Property Exploration Claim (“Shizhaigou”) in the Xiaoqinling Region of China. WFEI’s interest in Shizhaigou flow through a 70% ownership in Sanmenxia Yunjiu Investment & Consulting Company Limited (“Sanmenxia”), a joint venture corporation formed between WFEI and a private Chinese company (the “Shizhaigou Partner”). Under their agreement, WFEI has rights to acquire a 70% interest in the Shizhaigou Property Exploration Claim (the “Shizhaigou Rights”) and the Shizhaigou Partner holds a 30% interest. The Shizhaigou Rights, optioned to Asian Dragon by WFEI under the Shizhaigou JVOA, entitle Asian Dragon to administer the project and hold a 70% equity interest in Shizhaigou in exchange for total investment of US$2,500,000 and a grant of Asian Dragon common shares to WFEI. Pursuant to the Shizhaigou JVOA, Asian Dragon has to date deposited with WFEI US$300,000 which has been designated to be used for costs of exploration of Shizhaigou and which is required by the PRC to be held by WFEI, as the joint venture partner, for the Joint Venture Business License (the “JVL”) to be issued to Sanmenxia by the PRC. Payment terms for the Rights are: (i) deposit of US$50,000 within 14 days of issuance

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

of the JVL by the PRC; (ii) deposit of US$250,000 within 45 days from the issuance of the JVL by the PRC; (iii) deposit of a further US$300,000 within 6 months from the issuance of the JVL; and (iv) deposit of the balance of US$1,900,000 within three years from the date of the initial deposit. As consideration for WFEI granting this option to Asian Dragon, Asian Dragon has agreed to issue to WFEI 250,000 restricted common shares in the capital stock of Asian Dragon. Such shares to be issued to WFEI upon payment of the full amount of the final deposit of US$1,900,000 by Asian Dragon to Sanmenxia.

Loning Property Joint Venture

By a joint venture option agreement (the “Loning JVOA”) dated January 16, 2007 Asian Dragon acquired WFEI’s ownership interest and rights to explore the Loning Property (“Loning”) in the Xiaoqinling Region of China. WFEI’s interest in Loning flow through a 70% ownership in Henan Yunfeng Resource of Mine Development Company Ltd. (“Henan”), a joint venture corporation formed between WFEI and a private Chinese company (the “Loning Partner”). Under their agreement, WFEI has rights to acquire a 70% interest in the Loning Property Exploration Claim (the “Loning Rights”) and the Loning Partner holds a 30% interest. The terms of the Loning JVOA require Asian Dragon to invest US$2 million in 4 phases over 3 years in return for a 70% interest. Pursuant to the Loning JVOA, Asian Dragon has to date deposited with WFEI US$400,000 which has been designated to be used for costs of exploration of Loning and which is required by the PRC to be held by WFEI, as the joint venture partner, for the Joint Venture Business License (the “JVL”) to be issued to Henan by the PRC. Payment terms for the Rights are: (i) deposit of US$50,000 within 14 days of issuance of the JVL by the PRC; (ii) deposit of US$350,000 within 45 days from the issuance of the JVL by the PRC; (iii) deposit of a further US$300,000 within 6 months from the issuance of the JVL; and (iv) deposit of the balance of US$1,300,000 within three years year from the date of the initial deposit. Loning consists of a 9.1 sq km Exploration Lease and is located 2 km Southwest of Asian Dragon's Jinjishan Property. As consideration for WFEI granting this option to Asian Dragon, Asian Dragon has agreed to issue to WFEI 250,000 restricted common shares in the capital stock of Asian Dragon. Such shares to be issued to WFEI upon payment of the full amount of the final deposit of US$1,300,000 by Asian Dragon to Henan.

Lingbao Jinshan Property Joint Venture

By a joint venture option agreement (the “Lingbao Jinshan JVOA”) dated January 30, 2007 Asian Dragon acquired WFEI’s ownership interest and rights to explore the Lingbao Jinshan Property (“Lingbao Jinshan”) in the Xiaoqinling Region of China. Parallel to the arrangements with Shizhaigou, WFEI’s interest in Lingbao Jinshan flow through its 70% ownership of Sanmenxia. The terms of the Lingbao Jinshan JVOA require Asian Dragon to invest up to US$3 million in 4 phases over 3 years in return for a 70% interest. Pursuant to the Lingbao Jinshan JVOA, Asian Dragon has to date deposited with WFEI US$300,000 which has been designated to be used for costs of exploration of Lingbao Jinshan and which is required by the PRC to be held by WFEI, as the joint venture partner, for the Joint Venture Business License (the “JVL”) to be issued to Sanmenxia by the PRC. Payment terms for the Rights are: (i) deposit of US$50,000 within 14 days of issuance of the JVL by the PRC; (ii) deposit of US$250,000 within 45 days from the issuance of the JVL by the PRC; (iii) deposit of a further US$300,000 within 6 months from the issuance of the JVL; and (iv) deposit of the balance of US$2,400,000 within three years year from the date of the initial deposit. As consideration for WFEI granting this option to Asian Dragon, Asian Dragon has agreed to issue to WFEI 250,000 restricted common shares in the capital stock of Asian Dragon. Such shares to be issued to WFEI upon payment of the full amount of the final deposit of US$2,400,000 by Asian Dragon to Sanmenxia.

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Deposits to the various projects will be facilitated by the release of funds transferred by Asian Dragon to its agent World Fortune Enterprises Inc. under the agency agreement between the companies. For the purposes of these financial statements, all transfers to WFEI have been treated as exploration expenses.

NOTE 5 – Mineral Properties and Exploration Rights

Jinjishan Property

The Jinjishan Property is a large exploration property located in the Northwest part of Luoning County, Henan Province, People’s Republic of China in the Changshui community. The Jinjishan Property consists of one 28.3 sq km Exploration License Area which is contiguous. Its geographical coordinates are comprised within the following perimeter: Longitude 111°19’30” E to 111°24’00”E Latitude 34°22’00” N to 34° 25’00” N. The closest important city is Luoning. Luoning is situated at about 1300 km WNW of Shanghai, 1300 km SSW of Beijing, 270 km west of Zhengzhou the provincial capital and 130 km west of Luoyang, the prefecture of the Luoning County. Access to the Jinjishan Property is provided on a 120km large paved road which runs southwesterly to the city of Luoning. From Luoning, a paved road leads southwesterly to the town of Changshui and from that locality, a recently paved road leads northwesterly to the Jinjishan village and then to the Jinjishan mining site. The distance from Changshui to the property is approximately 10 km. This road also links Luoning to Lushi, another important city to the southwest. The Chinese government rights registration resides at the Mining Development Centre Zhongduan, Jefang Road, Luoyang, Henan.

Shizhaigou Property

The Shizhaigou Property consists of a contiguous 9.51 sq km Exploration License of which Asian Dragon has acquired 3.22 sq km. The Shizhaigou Property is located approximately 1.5 km from the Jinjishan Property. From the city of Luoning, the property is accessible by an all weather paved road to the village of Changshui (Hu Chih Kou) over a distance of 40 km, then by a 19 km unpaved road.

Loning Property

The Loning Property consists of a 9.1 sq km Exploration License and is located 2 km Southwest of the Jinjishan Property.

Lingbao Jinshan Property

The Lingbao Jinshan Property consists of a 3.84 sq km Mining Permit and 20.74 sq km Exploration license. The Mining Permit was recently renewed for a validity period of 5 years. The Lingbao Jinshan Property is situated within the jurisdiction of Lingbao City and is approximately 125 km from the Jinjishan Property.

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Note 6 – Commitments and Contingencies

(1)

The Company’s remaining commitments under its Joint Venture Option Agreements regarding the Joint Venture rights optioned to ADG by World Fortune Enterprises Inc. referenced in Note 4 are as follows:

Project Item	Installment	Balance Due	Deadline

Jinjishan JVOA Installment Four	$1,900,000	$1,309,000	October 31, 2009

Shizhaigou JVOA Installment Three	300,000	300,000	May 19, 2007
Shizhaigou JVOA Installment Four	1,900,000	1,900,000	November 19, 2009

Loning JVOA Installment Three	300,000	300,000	June 16, 2007
Loning JVOA Installment Four	1,300,000	1,300,000	January 16, 2010

Lingbao Jinshan JVOA Installment Three	300,000	300,000	June 30, 2007
Lingbao Jinshan JVOA Installment Four	2,400,000	2,400,000	January 30, 2010

Total Balance Due		$7,809,000

(2)

On October 20, 2006 the Company entered into an Agency and Cooperative Agreement with WFEI. Under the terms of this agreement, the Company has committed to provide consideration to WFEI on a project by project basis. As referenced in Note 4, Asian Dragon’s present commitments to WFEI are as follows:

Project	Consideration	# Shares	Balance Due	Timing

Jinjishan	Asian Dragon Restricted Common Shares	250,000	250,000	Concurrent with JVOA Installment Four

Shizhaigou	Asian Dragon Restricted Common Shares	250,000	250,000	Concurrent with JVOA Installment Four

Loning	Asian Dragon Restricted Common Shares	250,000	250,000	Concurrent with JVOA Installment Four

Lingbao Jinshan	Asian Dragon Restricted Common Shares	250,000	250,000	Concurrent with JVOA Installment Four

	Total Shares Due		1,000,000

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Note 7 – Shareholder Loans

As at February 28, 2007, the Company had one related party shareholder loans outstanding of $220,346, which included $4,469 of accrued interest for the six month period. This loan is unsecured and has no fixed repayment dates. During the three month period ending February 28, 2007, loans from shareholders increased by $47,994, including $2,390 in accrued interest.

Note 8 – Related Party Transactions

Related party transactions during the quarter include: (i) the shareholder loan recorded in Note 7; (ii) the payment of $25,000 in legal fees to Karlsson Law Corporation Inc., of which our CEO is principal; and (iii) the provision of office facilities by John Karlsson for no charge.

Note 9 – Common Stock

On November 6, 2006, the Company completed a private placement sale of 250,000 shares of its common stock at $4.00 per share for aggregate proceeds of $1,000,000.

On December 18, 2006, the Company completed a private placement sale of 400,000 shares of its common stock at $5.00 per share for aggregate proceeds of $2,000,000.

Note 10 – Income Taxes

The Company is subject to federal income taxes in the United States and Chinese income taxes (to the extent of its operations in China). The Company had no income tax expenses during the reported periods due to net operating losses. The Company’s tax asset recognized in these financial statements is $Nil as at February 28, 2007 due to offsetting valuation allowances.

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

COMPANY HISTORY

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s unaudited financial statements included in this report and the audited financial statements for the year ended August 31, 2006 filed with the SEC on Form 10-KSB.

When ADG closed its operating subsidiary, Galaxy Telnet SRL, it became required under generally accepted accounting principles (“GAAP”) to reset the exploration period of the Company to a start date of August 15, 2006, the date of the dissolution of the subsidiary. The following discussion and analysis covers material changes in the financial condition of Asian Dragon from August 15, 2006 without the inclusion of its terminated subsidiary.

The Company’s common stock is traded in the NASD Over-The-Counter market under the symbol “AADG” and the Company is also listed on the Frankfurt Stock Exchange under the trading symbol “P2J1”.

MINING PROPERTY INFORMATION

Jinjishan Property

The Jinjishan Project is a large exploration property located in the Luoning County, Henan Province, People’s Republic of China. The mining property consists of contiguous 28.3 sq km Exploration License located in the northwest part of Luoning County. More precisely it is located in the west part of the Henan Province and in the northwest part of the Luoning County and in the Changshui community. The closest important city is Luoning. Luoning is situated at about 1300 km WNW of Shanghai, 1300 km SSW of Beijing, 270 km west of Zhengzhou the provincial capital and 130 km west of Luoyang, the prefecture of the Luoning County. Access to the Jinjishan Property is provided on a 120km large paved road which runs southwesterly to the city of Luoning. From Luoning, a paved road leads southwesterly to the town of Changshui and from that locality, a recently paved road leads northwesterly to the Jinjishan village and then to the Jinjishan mining site. The distance from Changshui to the property is approximately 10 km. This road also links Luoning to Lushi, another important city to the southwest. In Chinese, Jinjishan means the Golden Pheasant Mountain.

Shizhaigou Property

The Shizhaigou Property consists of a contiguous 9.51 sq km Exploration License of which Asian Dragon has acquired 3.22 sq km. From the large city of Luoning (70 000 inhabitants), the property is easily accessible by an all weather paved road to the village of Changshui (Hu Chih Kou) over a distance of 40 km. Then by a 19 km dirt narrow road.

Loning Property

The Loning Property consists of a 9.1 sq km Exploration Lease and is located 2 km Southwest of Asian Dragon's Jinjishan Property.

Lingbao Jinshan Property

The Lingbao Jinshan Property is situated within the jurisdiction of Lingbao City. Its Mining Permit has an area of 3.84 sq km, with a recently renewed the validity period of 5 years. The Exploration license has an area of 20.74 sq km. Several years ago the property was a state-owned but it is now privatized.

Information on Henan Province, the Location of the Jinjishan, Shizhaigou, Loning and Lingbao Jinshan Properties

Topography

Henan Province is in the transitional area between the second and third steps of China’s fourstep terrain rising from east to west, with rolling mountains over 1000 metres above sea level in its western and plain areas and 100 metres or lower in its eastern region. Mountainous regions comprise 44.3 percent of its total area, and the plains, 55.7 percent.  The highest summit of the Henan Province is the Laoyacha mountain (2413.8m) in Lingbao City.  The province’s lowest point is 23.2m and is found at the point where the Huaihe River leaves the province. Henan Province is surrounded by four mountain ranges: the Taihang, Funiu, Tongbai and Dabie, which stand in its north, west and south areas, leaving subsidence basins in the intermittent area. In its middle and eastern parts there is a vast fluvial plain created by the Yellow, Huaihe and Huo He rivers.

Four rivers run across Henan, the Yellow River, Huo He River, Weihe River and Hanshui River, with the Huo He River valley covering up to 53 percent of the province. The southwestern portion is part of the Yangtze River Basin that flows to the west to the Yellow Sea. There are no significant lakes. In the project area, the relief north of the Luo He (Blue river) basin is hilly and shows relatively deep valleys running northwest with an elevation gradient reaching 200m. The highest summit of the region is the Quanbao Shan culminating at 2080 metres.

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

Three of the nation’s first-class optical cables and three microwave trunk lines run through the province, making it possible for Henan to have automatic long-distance transmission, digital long-distance routes and program-controlled telephone switchboards throughout the province. Its telephone exchange capacity has reached 11.2 million circuits, with 9.38 million telephone users, 3.11 million mobile phone users and 1.1 million Internet users. Telecommunications services are growing rapidly. In the first quarter of 2001, there were 1.7 million subscribers for mobile phone services, ranked sixth in the country. Recently, Henan has opened a new broadband IP network that is among the largest in China. Cellular phone communications are available in the most remote areas of the Province. The Jinjishan mining property is covered by the cellular phone network.

Henan has water reserves of 4.84 Mkw, of which 3.23 Mkw can be exploited. By the end of 2000, there were 2394 reservoirs in the province and 4.6 Mha of land were irrigated. In the Jinjishan area, water supply and sewage system, electric service for residential and industrial use supply are presently available on site. Manpower can easily be found in the area. Luoning, only 40 km from the property, is large enough and with sufficient industry to have machine and repair shops capable of major repairs.

Climate

Located between the northern sub-tropical zone and warm temperate zone, Henan Province has four distinctive seasons with complicated weather conditions. Luoning is situated in the middle of a WSW trending valley in north-central China which has an elevation of 300-1000 metres. Because it is surrounded by loess plains, and upland areas and mountains exceeding 4000 metres to the south, the climate is dominated by long intervals of light winds which tend to result in hazy and rather dry atmospheric conditions. The climate is, on average, about 5°C warmer than Beijing and slightly drier. January is the coldest time of year with temperatures in the city dropping to - 5°C at night and rising only + 5°C during the day. July is the hottest month with average temperatures of 27°C and a range of 22° -33°C during the day. Luoning receives approximately 58 cm of precipitation per year, with July though September being the wettest period receiving nearly 30 cm of rain during this period. The period December through January is quite dry receiving a total of 2.3 cm of precipitation during this period. As a result of its climate, travelers to Luoning have a reduced risk of contracting malaria, cholera, Japanese encephalitis or other diseases which may be common in coastal regions.

Population and Services

Henan Province covers an area of 16,700 sq km and during the last census (2000), the population was estimated to be 92.5 million. It has a large population with only a moderate land area. As a consequence, the population density is relatively high, with 554 people per sq km. The provincial capital is Zhengzhou (pop. 6.3 million). Major centre are Nanyang (pop. 10.5 million), Luoyang (pop. 6.1 million), Xinxiang (pop. 5.3 million), Jiaozuo (pop. 3.2 million) and Keifeng (pop. 4.6 million). The region is rich in land resources, in mineral resources, in plant and animal resources, but much of the resources per capita are lower than China’s average. The eastern part of the province is a major grain and cotton producer. Other agricultural products include corn, soya bean, beans, canola, potatoes and peanuts. Specialties include Lingbao dates, Huiyang day lilies and common carp.

Major industries include food processing, coal, metallurgy, machinery, chemicals, petroleum refining, building materials, textiles and electronics. Zhengzhou is a major distribution centre in central China. It is known for its array of wholesale markets, including agricultural and a building materials wholesale markets. There are many places of interest and historic sites in Henan so tourism resources are also abundant. Well known tourist sites include a number of Shang ruins in or near Zhengzhou, Yin Dynasty ruins (latter part of the Shang era) in Anyang in the northeastern part of the province, the Shaolin Temple in Dengfeng and the White Horse Temple in Luoyang.

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

The Kunlun-Qinling Domain

The parent rocks with Proterozoic sequences in the Qinling-Kunlun mobile belt were largely calc-alkaline volcano-sedimentary rocks. Having commonly undergone moderate to high grade metamorphism, these sequences are now represented by 2-mica amphibole gneisses, amphibolite, granulite, migmatite, marble, and phyllite. Some of these rocks have been dated at 2,820-2,160 Ma (zircon age ). Most generally however, metamorphic grade ranges from lower greenschist to upper amphibolite facies and lower greenschist grade metamorphism prevails in some areas, notably in the North Qin Ling Mountains where mica schists were derived from a thick volcano-flysch carbonate formation. The belt is therefore a highly complex melange of juxtaposed stratigraphic units.

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

The area is underlain by a series of rocks that are of upper greenschist to amphibolite metamorphic grade. Based on the aforementioned structural hierarchy, it is believed that the Jinjishan area falls into the Qilian-North Qinling Fold System.  The fold system is superimposed on the area north of the Qinling-Kunlun Juncture Zone. It is composed of a layered metamorphic basement sequence of mobile-type sediments which, from base to top, is composed of early Proterozoic upper greenschist to upper amphibolite grade geosynclinal metasediments, medial to late Proterozoic arc-basin formations and late Proterozoic to early Cambrian post-orogenic epicontinental formations composed of tillite and carbonate rocks, with localized volcanic strata as well as phosphatic and Mn-bearing rocks. These rocks were deposited in an expanding trough which reached culminated during the medial Ordovician.

The Silurian-Devonian was the main period of closing as NE-directed movement of the South China Block resulted in subduction of the trough area during the Carboniferous. Final closure of the Tethys basin occurred as a west to east scissoring at the end of the Carboniferous.

Gold mineralization

Gold has been mined in China for more than 4,000 years. In the area, mining probably began during the Tang Dynasty (618-907 AD). Local miners exploited visible gold which was present on the weathering surface of veins exposed on the mountain sides. This area was the marketing centre to which the Emperor’s men would be sent to purchase gold from the local miners. Historical artifacts suggest that the largest nuggets were 200-300 grams.

In western Henan Province, Team One of the provincial Ministry of Land and Resources (“MOLAR”) discovered gold mineralization during the 1960’s through general geological mapping and regional geochemical sampling. This revelation directly influenced mineral exploration policy and activities in Henan and Shaanxi Provinces. Although, long recognized as a source for gold, the depletion of easily non visible gold in the Luoning area tended to discourage further activity until the 1960’s when modern exploration commenced with regional scale geological mapping and geochemical sampling programs.

The Xiao Qinling gold province, located between Tongguan in Shaanxi and Lingbao in Henan province is currently the second largest gold producing area in China. Annual production is about 15 – 23 tonnes Au. The Xiao Qinling area is underlain by gneiss, marble, quartzite, migmatite, and amphibolite of the Late Archean Taihua Group. Indosinian alkalic porphyries and dykes (213 –202 My) and Yanshanian granites are widespread. The Wenyu granite intruded the central part of the gold- rich area, and is exposed over an area of about 20 sq km.

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

A series of 4 to 20 m wide and >4 km long quartz veins lie within second-order faults.  Lesser amounts of gold occur in altered rocks along ductile – brittle shear zones and in breccia bodies. More than 1,200 gold bearing quartz veins have been discovered in this part of the Qinling gold province. Ores are noted to contain pyrite, galena, sphalerite and minor magnetite, scheelite, wolframite, molybdenite, stibnite, pyrrhotite and gold. The gangue minerals comprise quartz,calcite, ankerite, minor rutile, barite, siderite and fluorite. The alteration halos around quartz veins or shear zones comprise mainly quartz, sulphide minerals,white mica and carbonate minerals, with lesser chlorite, epidote and biotite.

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

Mineralization is hosted in Mesoproterozoic felsic to intermediate volcanic rocks. The steeply dipping ore bodies are 250 to 750 m long and 1 to 2.8 m wide veins filling brittle structures, lenses in tension gashes, alteration bands along shear zones and brecciated country rock. The ores commonly contain anomalous Ag, Te, and Pb concentrations. Alteration halos around the ore bodies are characterized by a 1 to 3 m wide proximal sulphide –ankerite –muscovite zone, a 1 to 20 m wide pyrite – ankerite – muscovite – chlorite transitional zone and a 50 m wide distal chlorite-calcite zone.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of ADG during the three and six month periods ended February 28, 2007.

Revenues

ADG did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into three categories:

- Exploration Expenses

- Professional & Consultant Fees

- Administrative Expenses

Exploration Expenses. Exploration Expenses for the three and six month period ended February 28, 2007 totaled $1,969,770 and $2,969,770 respectively and comprised $13,000 for a geological report regarding Jinjishan and aggregate deposits of $2,956,770 made by the Company to World Fortune Enterprises Inc. (“WFEI”) for exploration of the Jinjishan, Shizhaigou, Loning and Lingbao Jinshan properties. As detailed in Notes 4 & 6 to the attached quarterly financial statements, of these funds $2,191,000 has to date been used for payment installments toward the underlying exploration rights optioned to ADG by WFEI.

Professional & Consultant Fees. Professional & Consultant Fees are primarily comprised of fees for work performed by accounting, audit and legal professionals. During the three and six month periods ended February 28, 2007, these fees totaled $39,352 and $40,861 respectively and were comprised in aggregate of $25,000 in legal fees; $9,352 and $5,000 in accounting and auditor fees respectively; and $1,509 paid to a consultant regarding the wind-up of Galaxy Telnet SRL. We anticipate Professional & Consultant Fees will increase substantially in the upcoming year as we implement our business plans.

Administrative Expenses. Administrative Expenses were $25,074 and $25,560 for the three and six month periods ended February 28, 2007 and were comprised of charges for press releases, Edgar agent filing fees and stock transfer agent fees. We anticipate Administrative Expenses will increase substantially in the upcoming year as we implement our business plans.

Net Loss. We incurred net losses from continuing operations of $(2,036,570), or $(0.06) per share, for the three months ended February 28, 2007 and $(3,040,660), or $(0.09) per share, for the six month period ending February 28, 2007.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business.

The Company’s principal sources of liquidity as of February 28, 2007, consisted of a shareholder loan from a director and principal shareholder. Under the shareholder loan, loan advances to or on behalf of ADG, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG is required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $220,346 as of February 28, 2007.

 Since inception through to and including February 28, 2007, we have raised $3,042,575 through private placements of our common shares and debt conversion.

Subsequent to quarter end, on April 2, 2007, the Company raised additional capital of $1,500,000 through a private placement sale of its common shares. We believe the Company will have adequate resources to implement its strategic objectives in upcoming quarters.

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

Employees

As at February 28, 2007, we had no employees and used contracted services to perform our bookkeeping. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE FLUCTUATION RISK

Our reporting currency is United States Dollars (“USD”).  Operations in China use the Chinese Renminbi (“RMB”) which has been informally pegged to the USD. However, China is under international pressure to adopt a more flexible exchange rate system. If the RMB were no longer pegged to the USD, rate fluctuations may have a material impact on the Company’s financial reporting. In July 2005 the Renminbi was allowed to rise 2%. As Renminbi is used for expenditures by the Company and its joint venture partner in conducting their operations in China, the fluctuation of exchange rates of Renminbi may have positive or negative impacts on the results of operations of the Company.

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the six months ended February 28, 2007, the Company had an operating loss of $(3,065,797) and a working capital deficiency of $(241,060). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

THE COMPANY WILL BE SUBJECT TO OPERATING HAZARDS AND RISKS WHICH MAY ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION.

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company's operations will be subject to all the hazards and risks normally incidental to exploration, development and production of metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon the Company's financial condition

THE COMPANY'S ACTIVITIES WILL BE SUBJECT TO ENVIRONMENTAL AND OTHER INDUSTRY REGULATIONS WHICH COULD HAVE AN ADVERSE EFFECT ON THE FINANCIAL CONDITION OF THE COMPANY.

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

The Company is an exploration stage company and cannot give assurance that a commercially viable deposit, or “reserve,” exists on any properties for which the Company currently has (through an option) or may have (through potential future joint venture agreements or acquisitions) an interest. Therefore, determination of the existence of a reserve depends on appropriate and sufficient exploration work and the evaluation of legal, economic, and environmental factors. If the Company fails to find a commercially viable deposit on any of its properties, its financial condition and results of operations will be materially adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 18th, 2006, the Company accepted a subscription agreement (the “Subscription Agreement”) with one entity for the purchase of 400,000 common shares of the Company at a price of $5.00 per share for total proceeds of $2,000,000. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the entities through an offshore transaction which was negotiated and consummated outside of the United States.

The funds received from the investor mentioned above have been and will be used primarily for property exploration expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended February 28, 2007, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

There is no other information to record under this Item.

ITEM 6. EXHIBITS

Number

Exhibit Description

3.1 Articles of Incorporation*

3.2 Certificate of Amendment of Articles of Incorporation*

3.3 Bylaws*

10.1 Joint Venture Option Agreement with World Fortune Enterprises Inc. regarding the Jinjishan
Property**

10.2 Agency and Cooperative Agreement with World Fortune Enterprise Inc.**

10.3 Joint Venture Option Agreement with World Fortune Enterprises Inc. regarding the Shizhaigou
Property

10.4 Joint Venture Option Agreement with World Fortune Enterprises Inc. regarding the Loning
Property

10.5 Joint Venture Option Agreement with World Fortune Enterprises Inc. regarding the Lingbao Jinshan
Property

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

Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18

U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed as an exhibit to our registration statement on Form SB-2 filed March 22, 2005 and incorporated herein by this reference

**  Filed as exhibits to our quarterly report on Form 10-Q filed January 22, 2007 and incorporated herein by this reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAN DRAGON GROUP INC.

/s/ John Karlsson

John Karlsson

President & CEO, CFO, PFO,

Secretary & Treasurer, and Director

Dated: April 16, 2007                                                             26