Form 10QSB
period 2007-05-31
ASIAN DRAGON GROUP INC.
filed 2007-07-12
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

The issuer had 32,975,000 shares of common stock issued and outstanding as of July 9, 2007.

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Table of Contents

Page
PART I. Financial Information

Item 1. Financial Statements.

Balance Sheets at May 31, 2007 (unaudited) and August 31, 2006 (audited)	F-1

Unaudited Statements of Operations for the three and nine months ended May 31, 2007 and the Exploration Stage Period of August 15, 2006 to May 31, 2007	F-2

Statement of Stockholders’ Equity (audited, unless otherwise noted)	F-3

Unaudited Statements of Cash Flows for the nine months ended May 31, 2007 and the Exploration Stage Period of August 15, 2006 to May 31, 2007	F-4

Notes to Unaudited Financial Statements	F-5 to F-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

PART II. Other Information

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	26

Signatures	26

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Balance Sheets

ASSETS
	May 31, 2007 (unaudited)	August 31, 2006 (Note 1)
CURRENT ASSETS
Cash	$12,321	$72
Prepaid expenses	11,096	-
Accounts receivable	-	2,003
Total current assets	23,417	2,075

Total assets	$23,417	$2,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	14,165	15,536
Shareholder loans (Notes 7 and 8)	233,290	161,802
Total current liabilities	$247,455	$177,338

COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)	-	-

MINORITY INTEREST (Note 3)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value $0.001 authorized. 32,975,000 and 32,025,000 respectively issued and outstanding as of May 31, 2007 and August 31, 2006 (Note 8)	32,975	32,025
Paid-in Capital (Note 8)	4,508,291	9,241
Accumulated deficit in the development stage	(4,764,680)	(215,754)
Accumulated other comprehensive income (loss)	(624)	(775)
Total stockholders’ (deficit)	(224,038)	(175,263)

Total liabilities and stockholders’ equity	$23,417	$2,075

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Statements of Operations

(unaudited)

	Three Months ending May 31, 2007	Nine Months ending May 31, 2007	Exploration Stage August 15, 2006 to May 31, 2007

EXPENSES:
Exploration expenses	$1,415,683	$4,385,453	$4,385,453
Professional & consultant fees	61,272	102,133	103,134
Investor relations	22,769	45,579	45,579
Administrative expenses	5,794	8,544	8,615
Total expenses	$1,505,518	$4,541,709	$4,542,781

Net loss from operations	$(1,508,518)	$(4,541,709)	$(4,542,781)

Interest expense	(2,748)	(7,217)	(7,569)

Net Loss	$(1,508,266)	$(4,548,926)	$(4,550,350)

Loss per common share, basic and diluted	$(0.05)	$(0.14)	$(0.14)

Weighted average shares outstanding	32,521,337	32,521,337	32,309,188

OTHER COMPREHENSIVE LOSS:
Net loss	$(1,508,266)	$(4,548,926)	$(4,550,350)
Foreign currency translation adjustment	151	151	151
Total other comprehensive (loss)	$(1,508,115)	$(4,548,775)	$(4,550,199)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)

(all data audited, unless otherwise stated)

						Deficit
					Accumulated	Accumulated	Total
			Discount		Other	During the	Stockholders’
	Common	Common	On Common	Paid-in	Comprehensive	Exploration	Equity
	Shares	Stock	Stock	Capital	Income	Stage	(Deficit)
		$	$	$	$	$	$

Cancellation of common shares	(64,550,000)	$12,710	$7,309	$(20,019)	$—	$—	$—

To give effect to 4 for 1 stock dividend	96,575,000	$19,315	$(7,309)	$29,260	$(462)	$(121,066)	$(80,262)

Net loss for period from September 1, 2005 to August 15, 2006	—	$—	$—	$—	$(313)	$(93,264)	$(93,577)
Net loss during Exploration Stage ended August 31, 2006	—	$—	$—	$—	$—	$(1,424)	$(1,424)
Balance, August 31, 2006	32,025,000	$32,025	$—	$9,241	$(775)	$(215,754)	$(175,263)

Common shares issued for cash at $4.00 November 6, 2006 (unaudited)	250,000	$250	$—	$999,750	$—	$—	$1,000,000

Common shares issued for cash at $5.00 December 18, 2006 (unaudited)	400,000	$400	$—	$1,999,600	$—	$—	$2,000,000

Common shares issued for cash at $5.00 April 2, 2007 (unaudited)	300,000	$300	$—	$1,499,700	$—	$—	$1,500,000

Net loss for nine months ended May 31, 2007 (unaudited)	—	$—	$—	$—	$151	$(4,548,926)	$(4,548,775)
Balance, May 31, 2007 (unaudited)	32,975,000	$32,975	$—	$4,508,291	$(624)	$(4,764,680)	$(224,038)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Statements of Cash Flows

(unaudited)

	Nine Months ending May 31, 2007	Exploration Stage August 15, 2006 to May 31, 2007
Cash flows from operating activities:
Net loss for the period	$(4,548,926)	$(4,550,350)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	7,217	7,569
Net change in operating assets and liabilities:
Accounts receivable	2,003	-
Prepaid expenses	(11,096)	(11,096)
Accounts payable and accrued liabilities	1,371	4,446
Net cash provided (used) by operating activities	(4,549,431)	(4,549,431)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Common stock issued for cash	4,500,000	4,500,000
Loans by stockholders	61,529	61,529
Net cash provided by financing activities	4,561,529	4,561,529

Effect of foreign currency translation	151	151

Net increase (decrease) in cash	12,249	12,249

Cash, beginning of period	72	72

Cash, end of period	$12,321	$12,321

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

Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. As of May 31, 2007, the Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Costs of acquiring mining properties and exploration and development costs are expensed upon acquisition. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are capitalized once proven and probable reserves exist and the property is a commercially minable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalize mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-lived Assets.

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

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Revenue Recognition

Revenue from the sale of precious and/or base metals and co-products will be recognized when the following conditions are met: persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable and collectibility is reasonably assured. Revenue for precious metal bullion is recognized at the time of delivery and transfer of title to counter-parties.

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

The Company is in its Exploration Stage and does not yet have title to the Mining Rights of its projects. As such the Company has not yet estimated any site restoration costs attributable to its mineral properties in China to May 31, 2007. Under Chinese law, companies with exploration licences may be required to incur expenses to reclaim the properties or to pay for disruption to properties. The obligations and amounts with respect to a given property are subject to negotiation with the government at the time the work on a property is completed.

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

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Note 3 – Joint Ventures & Exploration Development Initiatives

Asian Dragon has to date developed its business in China through the use of an Agent, World Fortune Enterprises Inc. (“WFEI”). This relationship is governed by an Agency and Cooperative Agreement which was filed as part of ADG’s first quarter Report on Form 10-Q and the commitments under it are detailed in Note 5 below.

WFEI has sourced a variety of opportunities for ADG in China and as at May 31, 2007 four joint venture agreements have been signed by WFEI with various Chinese partners on behalf of ADG. The interests of WFEI as a joint venture partner in these four projects have been passed through to ADG via the use of Joint Venture Option Agreements (“JVOA’s”). The result of this arrangement is ADG’s projects are governed by two sets of contracts. First are the Joint Venture Agreements (“JVAs”) between WFEI and the various Chinese partners; and second are the JVOAs between ADG and WFEI.

ADG, WFEI and its joint venture partners are currently negotiating various changes to some of the agreements signed to date. ADG expects these changes will include addition of some payment terms for the issuance of stock by ADG to joint venture partners and will clarify some of the logistical and administrative components of the various JVA and JVOA agreements. We project these amendments will be completed prior to year end. As at May 31, 2007, both ADG and WFEI, as Agent for ADG, were fully compliant with all terms of all JVA and JVOA agreements.

For each property in which ADG holds an interest, the following are the terms of the respective JVA and JVOA contracts with respect to exploration licenses in China.

Jinjishan Property Joint Venture

Joint Venture Agreement:

This Joint Venture Agreement was entered into between WFEI and Luoyang Canadian United Mines Limited on December 28, 2005.  The terms of the Agreement have WFEI paying (i) deposit of US$50,000 within 14 days of issuance of the JVL by the PRC; (ii) deposit of US$250,000 within 45 days from the issuance of the JVL by the PRC; (iii) deposit of a further US$300,000 within 6 months from the issuance of the JVL; and (iv) deposit of the balance of US$1,900,000 within three years year from the initial deposit for the rights to acquire a 70% interest in the fixed assets and intangible assets consisting of a contiguous 28.3 sq km Exploration License – the Jinjishan Mining District.  The JV Partner, the Luoyang Gold Bureau, contributes the fixed assets and intangible assets consisting of a contiguous 28.3 sq km Exploration License – the Jinjishan Mining District for their 30% interest.

Joint Venture Option Agreement:

Pursuant to a Letter of Intent and by a joint venture option agreement (the “Jinjishan JVOA”) dated October 31, 2006 Asian Dragon acquired WFEI’s rights to a 70% ownership and the rights to explore certain assets of WFEI (the “Assets”) flowing through WFEI’s 70% ownership in a joint venture company named Luoyang Canadian United Mine Ltd. (“Luoyang”) which has been established between WFEI and the PRC. The Assets, which are the property of Luoyang, entail another joint venture corporation (the “Operating JVC”) formed between WFEI and the PRC via its agency, the Luoyang Gold Bureau (the “Bureau”) and consist of a contiguous 28.3 sq km Exploration License located in the northwest part of the County (the “Jinjishan Exploration Claim”). Under the Operating JVC agreement, WFEI has rights to acquire a 70% interest in the Jinjishan Exploration Claim (the “Jinjishan Rights”) and the Bureau holds a 30% interest. The Jinjishan Rights, optioned to Asian Dragon by WFEI under the Jinjishan JVOA, entitle Asian Dragon to administer the project and hold a 70% equity interest in the Assets in exchange for total investment of US$2,500,000 and a grant of Asian Dragon common shares to WFEI. Pursuant to the Jinjishan JVOA, Asian Dragon has to date deposited with WFEI US$1,191,000 which has been designated to be used for costs of exploration of the Jinjishan Exploration Claim and which is required by the PRC to be held by WFEI, as the joint venture partner, for the Joint Venture Business License (the “JVL”) to be issued to Luoyang by the PRC. Payment terms for the Jinjishan Rights are: (i) deposit of US$50,000 within 14 days of issuance of the JVL by the PRC; (ii) deposit of US$250,000 within 45 days from the issuance of the JVL by the PRC; (iii) deposit of a further US$300,000 within 6 months from the issuance of the JVL; and (iv) deposit of the balance of US$1,900,000 within three years year from the initial deposit. Additionally, in accordance with further exploration requirements and business expansion, the parties are entitled to make additional investments in Luoyang of up to a total of US$12,500,000 (Rmb 100,000,000). However, should Asian Dragon be the unilateral investor of the capital input, the PRC shall always retain 15% equity of Luoyang. As consideration for WFEI granting this option to Asian Dragon, Asian Dragon has agreed to issue to WFEI 250,000 restricted common shares in the capital stock of Asian Dragon. Such shares to be issued to WFEI upon payment of the full amount of the final deposit of US$1,900,000 by Asian Dragon to Luoyang.

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Shizhaigou Property Joint Venture

Joint Venture Agreement:

This Joint Venture Agreement was entered into between WFEI and Sanmenxia Dijiu Mining Company Limited on April 22, 2006.  The terms of the Agreement have WFEI invest in the Shizaigou Gold Mine. an area of 3.22 KM2 located in Luoning County, Henan Province, a total of US $1.5 million, which will be paid in four installments: the first installment in the amount of US $300,000 shall be paid within 30 days after this agreement is executed; the remaining three installments shall be paid within 18 months after this agreement is executed.  The JV Partner, Sanmenxia Dijiu Mining Company Limited, has previously invested RMB 3.8 million Yuan in this project, of which RMB 2.6 million Yuan will be considered investment in the partnership project and contribution of the rights to the property for their 30% interest.  If the mining area in the Project increases to 8.9 KM2 upon the request of WFEI, WFEI shall make a further investment of US $2.5 million.

Joint Venture Option Agreement:

Pursuant to a Letter of Intent dated November 19, 2006 and by a joint venture option agreement (the “Shizhaigou JVOA”) dated December 4, 2006 Asian Dragon acquired WFEI’s ownership interest and rights to explore the Shizhaigou Property Exploration Claim (“Shizhaigou”) in the Xiaoqinling Region of China. WFEI’s interest in Shizhaigou flow through a 70% ownership in Sanmenxia Yunjiu Investment & Consulting Company Limited (“Sanmenxia”), a joint venture corporation formed between WFEI and a private Chinese company (the “Shizhaigou Partner”). Under their agreement, WFEI has rights to acquire a 70% interest in the Shizhaigou Property Exploration Claim (the “Shizhaigou Rights”) and the Shizhaigou Partner holds a 30% interest. The Shizhaigou Rights, optioned to Asian Dragon by WFEI under the Shizhaigou JVOA, entitle Asian Dragon to administer the project and hold a 70% equity interest in Shizhaigou in exchange for total investment of US$2,500,000 and a grant of Asian Dragon common shares to WFEI. Pursuant to the Shizhaigou JVOA, Asian Dragon has made deposits with WFEI which are designated to be used for costs of exploration of Shizhaigou and which are required by the PRC to be held by WFEI, as the joint venture partner, for the Joint Venture Business License (the “JVL”) to be issued to Sanmenxia by the PRC. Payment terms for the Rights are: (i) deposit of US$50,000 within 14 days of issuance of the JVL by the PRC; (ii) deposit of US$250,000 within 45 days from the issuance of the JVL by the PRC; (iii) deposit of a further US$300,000 within 6 months from the issuance of the JVL; and (iv) deposit of the balance of US$1,900,000 within three years from the date of the initial deposit. As consideration for WFEI granting this option to Asian Dragon, Asian Dragon has agreed to issue to WFEI 250,000 restricted common shares in the capital stock of Asian Dragon. Such shares to be issued to WFEI upon payment of the full amount of the final deposit of US$1,900,000 by Asian Dragon to Sanmenxia.

Loning Property Joint Venture

Joint Venture Agreement:

This Joint Venture Agreement was entered into between WFEI and Henan Yunfeng Resources Mining Development Co. Ltd. (“Henan”).  The terms of the Agreement have WFEI reimbursing Henan expenditures totaling 4 Million Yuan (US$510,000) over 2 payments.  The 1st payment of 2 Million Yuan is payable within 30 days upon signing of the Agreement and the 2nd payment of 2 Million Yuan is due on or before May 30, 2008.  WFEI shall agree to invest and spend no less than US$500,000 exploration within the 1st year, and spend a further US$500,000 on the property within the 2nd year for a total of US$1 Million over 2 years.  The combined amounts for reimbursement and investment in the property totaling approximately US$1.5 Million allow WFEI to earn its 70% interest.  The JV Partner, Henan, contributes the property, Luoyang Longyujinmen Mining Industry Limited Company’s Loning Lead Mine for their 30% interest.

Joint Venture Option Agreement:

By a joint venture option agreement (the “Loning JVOA”) dated January 16, 2007 Asian Dragon acquired WFEI’s ownership interest and rights to explore the Loning Property (“Loning”) in the Xiaoqinling Region of China. WFEI’s interest in Loning flow through a 70% ownership in Henan Yunfeng Resource of Mine Development Company Ltd. (“Henan”), a joint venture corporation formed between WFEI and a private Chinese company (the “Loning Partner”). Under their agreement, WFEI has rights to acquire a 70% interest in the Loning Property Exploration Claim (the “Loning Rights”) and the Loning Partner holds a 30% interest. The terms of the Loning JVOA require Asian Dragon to invest US$2 million in 4 phases over 3 years in return for a 70% interest. Pursuant to the Loning JVOA, Asian Dragon has made deposits with WFEI which are designated to be used for costs of exploration of Loning and which are required by the PRC to be held by WFEI, as the joint venture partner, for the Joint Venture Business License (the “JVL”) to be issued to Henan by the PRC. Payment terms for the Rights are: (i) deposit of US$50,000 within 14 days of issuance of the JVL by the PRC; (ii) deposit of US$350,000 within 45 days from the issuance of the JVL by the PRC; (iii) deposit of a further US$300,000 within 6 months from the issuance of the JVL; and (iv) deposit of the balance of US$1,300,000 within three years year from the date of the initial deposit. Loning consists of a 9.1 sq km Exploration Lease and is located 2 km Southwest of Asian Dragon's Jinjishan Property. As consideration for WFEI granting this option to Asian Dragon, Asian Dragon has agreed to issue to WFEI 250,000 restricted common shares in the capital stock of Asian Dragon. Such shares to be issued to WFEI upon payment of the full amount of the final deposit of US$1,300,000 by Asian Dragon to Henan.

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Lingbao Jinshan Property Joint Venture

Joint Venture Agreement:

This Joint Venture Agreement was entered into between WFEI and Sanmenxia Dijiu Mining Company Limited on April 22, 2006.  The terms of the Agreement have WFEI invest in the development project of the Lingbao City, Jinshan Branch Company’s gold mine, an area of 9.77 KM2, a total of US $3.0 million in this project, which will be paid in four installments: the first installment in the amount of US $600,000 shall be paid within 30 days after this agreement is executed; the remaining three installments shall be paid within 18 months after this agreement is executed.  The JV Partner, Sanmenxia Dijiu Mining Company Limited, has previously invested RMB 6.4 million Yuan in this project, of which RMB 3.8 million Yuan will be considered investment in the partnership project plus the rights to the property for their 30% interest.

Joint Venture Option Agreement:

By a joint venture option agreement (the “Lingbao Jinshan JVOA”) dated January 30, 2007 Asian Dragon acquired WFEI’s ownership interest and rights to explore the Lingbao Jinshan Property (“Lingbao Jinshan”) in the Xiaoqinling Region of China. Parallel to the arrangements with Shizhaigou, WFEI’s interest in Lingbao Jinshan flow through its 70% ownership of Sanmenxia. The terms of the Lingbao Jinshan JVOA require Asian Dragon to invest up to US$3 million in 4 phases over 3 years in return for a 70% interest. Pursuant to the Lingbao Jinshan JVOA, Asian Dragon has made deposits with WFEI which are designated to be used for costs of exploration of Lingbao Jinshan and which are required by the PRC to be held by WFEI, as the joint venture partner, for the Joint Venture Business License (the “JVL”) to be issued to Sanmenxia by the PRC. Payment terms for the Rights are: (i) deposit of US$50,000 within 14 days of issuance of the JVL by the PRC; (ii) deposit of US$250,000 within 45 days from the issuance of the JVL by the PRC; (iii) deposit of a further US$300,000 within 6 months from the issuance of the JVL; and (iv) deposit of the balance of US$2,400,000 within three years year from the date of the initial deposit. As consideration for WFEI granting this option to Asian Dragon, Asian Dragon has agreed to issue to WFEI 250,000 restricted common shares in the capital stock of Asian Dragon. Such shares to be issued to WFEI upon payment of the full amount of the final deposit of US$2,400,000 by Asian Dragon to Sanmenxia.

In addition to the above projects, during QIII-07 ADG has been involved in negotiations regarding the following projects:

Tiepuling 819# and 846# Mining Center Sections Joint Venture

Asian Dragon is seeking to acquire WFEI’s option interest and rights to develop the newly created 819# and 846# mining center sections belonging to a corporation in China in the Tieluping Mine Area (“Tieluping”) of Luoning County, Henan, China. The Company anticipates execution of the TLP JVOA during QIV-07 and Asian Dragon has to date deposited no funds with WFEI for this project. The 819# and 846# mining center sections of the Tieluping are newly created tunnels of the Tieluping Mine Area, which have not yet begun production. Tiepuling is located in Henan Province.

Fuding Mining Development Co. Ltd.

Asian Dragon has entered an agreement in principal (“AIP”) to acquire an interest in the Fuding Mining Development Co., Ltd. ("FMDC"). FMDC specializes in the sourcing, optioning and development of base metal properties in China. Asian Dragon is currently undertaking due diligence on projects under option to FMDC and expects to finalize both its selections and a formal agreement with FMDC during the first quarter of fiscal 2008. No agreements have been finalized with respect to formal acquisition of properties held under option by FMDC.

Deposits to the various projects will be facilitated by the release of funds transferred by Asian Dragon to its agent WFEI under the agency agreement between the companies. For the purposes of these financial statements, all transfers to WFEI have been treated as exploration expenses.

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

NOTE 4 – Mineral Properties and Exploration Rights

Jinjishan Property

The Jinjishan Property is a large exploration property located in the Northwest part of Luoning County, Henan Province, People’s Republic of China in the Changshui community. The Jinjishan Property consists of one 28.3 sq km Exploration License Area which is contiguous. Its geographical coordinates are comprised within the following perimeter: Longitude 111°19’30” E to 111°24’00”E Latitude 34°22’00” N to 34° 25’00” N. The closest important city is Luoning. Luoning is situated at about 1300 km WNW of Shanghai, 1300 km SSW of Beijing, 270 km west of Zhengzhou the provincial capital and 130 km west of Luoyang, the prefecture of Luoning County. Access to the Jinjishan Property is provided on a 120km large paved road which runs southwesterly to the city of Luoning. From Luoning, a paved road leads southwesterly to the town of Changshui and from that locality, a recently paved road leads northwesterly to the Jinjishan village and then to the Jinjishan mining site. The distance from Changshui to the property is approximately 10 km. This road also links Luoning to Lushi, another important city to the southwest. The Chinese government rights registration resides at the Mining Development Centre Zhongduan, Jefang Road, Luoyang, Henan.

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

Tiepuling 819# and 846# Mining Center Sections

The Tiepuling 819# and 846# Mining Center Sections are located in the Henan Province of China.

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Note 5 – Commitments and Contingencies

(1)

The Company’s remaining commitments under its Joint Venture Option Agreements regarding the Joint Venture rights optioned to ADG by World Fortune Enterprises Inc. referenced in Note 3 are as follows:

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

ASIAN DRAGON GROUP INC.

(an Exploration Stage Company)

Note 6 – Shareholder Loans

As at May 31, 2007, the Company had one related party shareholder loans outstanding of $233,290, which included $7,217 of accrued interest for the nine month period. This loan is unsecured and has no fixed repayment dates. During the three month period ending May 31, 2007, loans from shareholders increased by $13,468, including $2,748 in accrued interest.

Note 7 – Related Party Transactions

During the nine month period ending May 31, 2007, related party transactions during the quarter include: (i) the shareholder loan recorded in Note 6; (ii) the payment of $53,355 in legal fees to Karlsson Law Corporation Inc., of which our CEO is principal; and (iii) the provision of office facilities by John Karlsson for no charge.

Note 8 – Common Stock

On November 6, 2006, the Company completed a private placement sale of 250,000 shares of its common stock at $4.00 per share for aggregate proceeds of $1,000,000.

On December 18, 2006, the Company completed a private placement sale of 400,000 shares of its common stock at $5.00 per share for aggregate proceeds of $2,000,000.

On April 2, 2007, the Company completed a private placement sale of 300,000 shares of its common stock at $5.00 per share for aggregate proceeds of $1,500,000.

Note 9 – Income Taxes

The Company is subject to federal income taxes in the United States and Chinese income taxes (to the extent of its operations in China). The Company had no income tax expenses during the reported periods due to net operating losses. The Company’s tax asset recognized in these financial statements is $Nil as at May 31, 2007 due to offsetting valuation allowances.

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

MINING PROPERTY INFORMATION

We note that the Company has acquired along with certain properties, most notably being the Jinjishan Mine, infrastructure including buildings and a formerly operating concentration mill. All of this infrastructure, without exception, has no value from an accounting or operational perspective due to its age and state of repair. The Company is, however, utilizing  these facilities as a foundation for required infrastructure development and will incur costs to upgrade buildings and plants to bring them to operation.

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

Tiepuling 819# and 846# Mining Center Sections

The Tiepuling 819# and 846# Mining Center Sections are located in located in the Henan Province of China.

Information on Henan Province

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

Other railways include the Lanzhou-Lianyungang, the Jiaozuo-Xinxiang-Heze and the Mengmiao-Baofeng/Luohe-Fuyang lines run through Henan from west to east. The Euro-Asia Land Bridge (Lianyungang to Rotterdam) also passes through the city. Traffic is heavy on these railways with the circulation of numerous passenger trains but also with considerable number of trains transporting coal between the Henan collieries and the numerous thermal power plants. With rich coal resources, Henan acts as a centre for thermal power generation in China. In 1999, the installed generating capacity in Henan reached 14.8MWh, ranking the ninth in the country. Power stations have been constructed at major cities in Zhengzhou, Kaifeng, Luoyang, Pingdingshan, Anyang, Hebi, Xinxiang, Jiaozuo and Sanmenxia. Major river transport is also easily accessible. Henan has airports in Zhengzhou, Luoyang and Nanyang and international flight services are available at Zhengzhou. Chartered flights to Hong Kong and Macau are also available.

Three of the nation’s first-class optical cables and three microwave trunk lines run through the province, making it possible for Henan to have automatic long-distance transmission, digital long-distance routes and program-controlled telephone switchboards throughout the province. Its telephone exchange capacity has reached 11.2 million circuits, with 9.38 million telephone users, 3.11 million mobile phone users and 1.1 million Internet users. Telecommunications services are growing rapidly. In the first quarter of 2001, there were 1.7 million subscribers for mobile phone services, ranked ninth in the country. Recently, Henan has opened a new broadband IP network that is among the largest in China. Cellular phone communications are available in the most remote areas of the Province. The Jinjishan mining property is covered by the cellular phone network.

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of ADG during the three and nine month periods ended May 31, 2007.

Revenues

ADG did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into four categories:

- Exploration Expenses

- Professional & Consultant Fees

- Investor Relations

- Administrative Expenses

Exploration Expenses. Exploration Expenses for the three and nine month period ended May 31, 2007 totaled $1,415,683 and $4,385,453 respectively and comprised $28,684 for geological reports and aggregate deposits of $4,356,770 made by the Company to World Fortune Enterprises Inc. (“WFEI”) for exploration of the various properties over the nine month period.

Professional & Consultant Fees. Professional & Consultant Fees are primarily comprised of fees for work performed by accounting, audit and legal professionals. During the three and nine month periods ended May 31, 2007, these fees totaled $61,272 and $102,133 respectively and were comprised in aggregate of $70,368 in legal fees; $21,256 and $9,000 in accounting and auditor fees respectively for the nine month period. We anticipate Professional & Consultant Fees will increase substantially in the upcoming year as we implement our business plans.

Investor Relations. Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During previous quarters, these expenses were included in the category of Administrative expenses. Investor Relations expenses totaled $22,769 and $45,579 for the three and nine month periods ended May 31, 2007. We anticipate Investor Relations expenses will increase substantially as the Company continues its efforts to raise further capital.

Administrative Expenses. Administrative Expenses were $5,794 and $8,544 for the three and nine month periods ended May 31, 2007 and were comprised of charges for Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will increase substantially in the upcoming year as we implement our business plans.

Net Loss. We incurred net losses of $(1,508,266), or $(0.05) per share, for the three months ended May 31, 2007 and $(4,548,926), or $(0.14) per share, for the nine month period ending May 31, 2007.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business.

The Company’s principal sources of liquidity as of May 31, 2007, consisted of cash resources of $12,321 and a shareholder loan from our President. Under the shareholder loan, loan advances to or on behalf of ADG, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG is required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $233,290 including accrued interest as of May 31, 2007.

Since inception through to and including May 31, 2007, we have raised $4,500,000 through private placements of our common shares.

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

Employees

As at May 31, 2007, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the nine months ended May 31, 2007, the Company had an operating loss of $(4,548,926) and a working capital deficiency of $(224,038). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 7, 2006, the Company accepted a subscription agreement (the “Subscription Agreement”) with one entity for the purchase of 250,000 common shares of the Company at a price of $4.00 per share for total proceeds of $1,000,000. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the entities through an offshore transaction which was negotiated and consummated outside of the United States.

On December 18, 2006, the Company accepted a subscription agreement (the “Subscription Agreement”) with one entity for the purchase of 400,000 common shares of the Company at a price of $5.00 per share for total proceeds of $2,000,000. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the entities through an offshore transaction which was negotiated and consummated outside of the United States.

On April 2, 2007, the Company accepted a subscription agreement (the “Subscription Agreement”) with one entity for the purchase of 300,000 common shares of the Company at a price of $5.00 per share for total proceeds of $1,500,000. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the entities through an offshore transaction which was negotiated and consummated outside of the United States.

The funds received from the investors mentioned above have been and will be used primarily for property exploration expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended May 31, 2007, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

There is no other information to record under this Item.

ITEM 6. EXHIBITS

Number

Exhibit Description

3.1

Articles of Incorporation(1)

3.2

Certificate of Amendment of Articles of Incorporation(1)

3.3

Bylaws(1)

10.1

Joint Venture Option Agreement with World Fortune Enterprises Inc. regarding the Jinjishan

Property(2)

10.2

Agency and Cooperative Agreement with World Fortune Enterprise Inc. (2)

10.3

Joint Venture Option Agreement with World Fortune Enterprises Inc. regarding the Shizhaigou

Property(3)

10.4

Joint Venture Option Agreement with World Fortune Enterprises Inc. regarding the Loning

Property(3)

10.5

Joint Venture Option Agreement with World Fortune Enterprises Inc. regarding the Lingbao Jinshan

Property(3)

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

____________________

(1)

Filed as an exhibit to our registration statement on Form SB-2 filed March 22, 2005 and incorporated herein by this reference

(2)

Filed as exhibits to our quarterly report for QI-07 on Form 10-Q filed January 22, 2007 and incorporated herein by this reference

(3)

Filed as exhibits to our quarterly report for QII-07 on Form 10-Q filed April 16, 2007 and incorporated herein by this reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAN DRAGON GROUP INC.

/s/ John Karlsson

John Karlsson

President & CEO, CFO, PFO,

Secretary & Treasurer, and Director

Dated: July 9, 2007