Form 10-K
period 2007-08-31
ASIAN DRAGON GROUP INC.
filed 2007-12-14
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended August 31, 2007

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

Commission File # 000-52268

ASIAN DRAGON GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0418754
(IRS Employer Identification Number)

1100 – 475 Howe Street
Vancouver, British Columbia, Canada V6C 2B3
(Address of principal executive offices)       (Zip Code)

(604) 801-5995
(Registrant’s telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act:  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes [X]  No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer [  ]                     Accelerate filer [  ]                    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Based on the closing price on December 13, 2007 of $1.11, the aggregate market value of the 32,325,000 common shares held by non-affiliates was $35,880,750.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 38,275,000 Common shares were outstanding as of December 14, 2007.

Documents incorporated by reference: None

ii

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Table of Contents

PAGE
PART I

ITEM 1.	Description of Business	1
ITEM 1A.	Risk Factors	3
ITEM 1B.	Unresolved Staff Comments	8
ITEM 2.	Description of Property	8
ITEM 3.	Legal Proceedings	17
ITEM 4.	Submission of Matters to Vote of Security Holders	17

PART II

ITEM 5.	Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	17
ITEM 6.	Selected Financial Data	19
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	23
ITEM 8.	Financial Statements and Supplementary Data:	23
	Report of Independent Registered Public Accounting Firm	F-1
	Balance Sheets at August 31, 2007 and August 31, 2006	F-2
	Statements of Operations for the years ended August 31, 2007 and August 31, 2006 and the Exploration Stage Period of August 15, 2006 to August 31, 2007	F-3
	Statement of Stockholders’ Equity	F-4
	Statements of Cash Flows for the years ended August 31, 2007 and August 31, 2006 and the Exploration Stage Period of August 15, 2006 to August 31, 2007	F-5
	Notes to Financial Statements	F-6 to F-23
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
ITEM 9A.	Controls and Procedures	47
ITEM 9B.	Other Information	47

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	48
ITEM 11.	Executive Compensation	51
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	54
ITEM 14.	Principal Accounting Fees and Services	54

PART IV

ITEM 15.	Exhibits, Financial Statements Schedules	55

SIGNATURES		56

iii

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Asian Dragon was established to develop projects which focus on China’s growing precious and base metals reserves and markets.

Background

Asian Dragon Group Inc. (“Asian Dragon”, “ADG”, “we”, the “Registrant”, or the “Company”) was incorporated in Nevada on June 11, 2003 and on August 10, 2006 filed Articles of Amendment with the Nevada Secretary of State to change its name to Asian Dragon Group Inc.

On August 15, 2003, ADG acquired 100% of the issued and outstanding shares of Galaxy Telnet S.R.L. (“Galaxy Telnet”) a company incorporated under the laws of Romania under a stock exchange agreement between ADG and Galaxy Telnet dated as of October 31, 2003. Before this transaction, a former director was the sole shareholder of Galaxy Telnet. Before the acquisition of Galaxy Telnet, we did not conduct business.

We had anticipated Galaxy Telnet would be able to exploit the introduction of Voice Over Internet telecommunications services in Romania. Unfortunately this initiative was unsuccessful. As a consequence, on June 8, 2006 the Board authorized the wind-up of Galaxy Telnet. During the balance of the fiscal 2006 all affairs of the Galaxy Telnet were finalized and on August 23, 2006 it was de-registered as a corporate entity in Romania. As required by United States generally accepted accounting principles (“GAAP”), all financial information regarding Galaxy Telnet has been recorded in the financial statements as a discontinued operation.  Additionally, when ADG closed Galaxy Telnet it became required under GAAP to reset the development stage period as an exploration period with a start date of August 15, 2006, the date of the dissolution of the subsidiary. The following discussion and analysis covers material changes in the financial condition of Asian Dragon from August 15, 2006 without the inclusion of its terminated subsidiary.

The Company’s common stock is traded in the NASD Over-The-Counter market under the symbol “AADG” and the Company is also listed on the Frankfurt Stock Exchange under the trading symbol “P2J1”.

Our fiscal year end is August 31st.

Business Development

Asian Dragon has developed it business by using World Fortune Enterprise Inc. (“WFEI”) as its Agent. The nature of the business arrangement between Asian Dragon and WFEI is based upon: (i) WFEI acting as Asian Dragon’s Agent in China to source exploration opportunities; (ii) WFEI executing contracts with partners in China which provide access to certain exploration opportunities based upon certain payment schedules; and (iii) WFEI entering agreements with Asian Dragon to sell to Asian Dragon, based on certain payment schedules, the exploration licenses which WFEI has contracted to acquire. Under its current Exploration Agreements (attached herein as Exhibits 10.1, 10.2 and 10.3), Asian Dragon has no recourse on WFEI in the event that WFEI were to fail to meet its contractual obligations to flow funds WFEI receives from Asian Dragon through to WFEI’s Chinese Partners, or if WFEI were to fail to meet any other non-monetary obligations.

At present Asian Dragon has not acquired any of the Exploration Licenses which are referenced in its Agreements. Such acquisitions will occur upon Asian Dragon completing all payments under its Exploration Agreements with WFEI; and WFEI fulfilling all requirements under WFEI’s agreements with it Chinese Partners.

Exploration Licenses

Jinjishan Property and Concentration Plant

The Jinjishan License consists of an Exploration License on a contiguous 28.3 sq km property located in the Northwest part of the Luoning County, Henan Province, PRC in the Changshui community. The Jinjishan Plant is located in the same area and we note that the formerly operating Jinjishan Plant, and other infrastructure and buildings acquired in each of our Exploration License purchases to date entirely, and without exception, have no value from an accounting or operational perspective due to age and state of repair.

Asian Dragon entered into an agreement with World Fortune Enterprise, Inc. effective August 29, 2007, to acquire an interest in certain property interests in the Xiaoquinling region of China. Under the agreement Asian Dragon will assume the payment responsibilities of World Fortune for the various rights and interests.

World Fortune does not own the interests referenced in its agreement with Asian Dragon. World Fortune has an agreement with Luoyang Canadian United Mining Ltd. (“LCUML”) for those interests. LCUML owns the rights for the interests in the Xiaoquinling region of China. World Fortune has represented that when they eventually assign the rights to Asian Dragon, those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. World Fortune has also represented that when the option is exercised, it will have the right and authority to transfer the rights to Asian Dragon.

Asian Dragon is not a party to the agreement between World Fortune and LCUML, nor a party to the agreement between LCUML and the party that previously owned the rights to the interests in the Xiaoquinling region of China and may have little or no recourse on LCUML or the party from whom LCUML purchased the rights, in the event that the purchase agreement does not comply with their agreements with each other or World Fortune. However, Asian Dragon has an attorney’s letter stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

Asian Dragon issued 250,000 shares of its common stock to World Fortune on August 29, 2007 and an additional one million shares to World Fortune nominees in regards to this agreement.

The terms of the Jinjishan Agreement acknowledge Asian Dragon has provided payments totaling US$1,792,000 to August 29, 2007 (inclusive of a payment of US$600,000 toward the Jinjishan Plant) and requires further investment by Asian Dragon as follows: (i) US$500,000 by October 1, 2007; (ii) US$500,000 by March 1, 2008; and (iii) US$500,000 by October 1, 2008.

Subsequent to year-end on December 12, 2007, with the mutual consent of WFEI, the agreement was replaced with the “Jinjishan Agreement” which clarified certain terminology in the predecessor agreements. This agreement is attached herein as Exhibits 10.1. WFEI has provided Asian Dragon with an undertaking that it has extinguished all rights to any payments under the predecessor agreements and has acknowledged that it has recorded all cash and share payments made under the predecessor agreements as payments respectively under the Jinjishan Agreement, the Loning Agreement, and the Fuding Agreement.

Loning Property

The Loning License consists of an Exploration License on a 9.1 sq km property located in the Xiaoqinling Region, PRC, and three km southwest of the Jinjishan License.

Asian Dragon entered into an agreement with World Fortune Enterprise, Inc. effective August 29, 2007, to acquire an interest in certain property interests in the Xiaoquinling region of China. Under the agreement Asian Dragon will assume the payment responsibilities of World Fortune for the various rights and interests.

World Fortune does not own the interests referenced in its agreement with Asian Dragon. World Fortune has an agreement with Henan Yunfeng Resource of Mining Development Co. (“Yunfeng”) for those interests. However, Yunfeng does not own the rights, but has entered into a purchase agreement for the interests in the Xiaoquinling region of China. World Fortune has represented that when they eventually assign the rights to Asian Dragon, those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. World Fortune has also represented that when the option is exercised, it will have the right and authority to transfer the rights to Asian Dragon.

Asian Dragon is not a party to the agreement between World Fortune and Yunfeng nor a party to the agreement between Yunfeng and the party that previously owned the rights to the interests in the Xiaoquinling region of China and may have little or no recourse on Yunfeng or the party from whom Yunfeng purchased the rights, in the event that the purchase agreement does not comply with their agreements with each other or World Fortune. However, Asian Dragon has an attorney’s letter stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

Asian Dragon issued 250,000 shares of its common stock to World Fortune on August 29, 2007 and an additional one million shares to World Fortune nominees in regards to this agreement.

The terms of the Loning Agreement acknowledge Asian Dragon has provided payments totaling US$433,178 to August 29, 2007 and requires further investment by Asian Dragon as follows: (i) US$110,000 by March 1, 2008; (ii) US$500,000 by September 30, 2008; and (iii) US$500,000 by September 30, 2009.

Subsequent to year-end on December 12, 2007, with the mutual consent of WFEI, the agreement was replaced with the “Loning Agreement” which clarified certain terminology in the predecessor agreements. This agreement is attached herein as Exhibits 10.2. WFEI has provided Asian Dragon with an undertaking that it has extinguished all rights to any payments under the predecessor agreements and has acknowledged that it has recorded all cash and share payments made under the predecessor agreements as payments respectively under the Jinjishan Agreement, the Loning Agreement, and the Fuding Agreement.

Luanchuan Mozigou Molybdenum Property
Lushi Jiashapa Vanadium Property
Luoning Xiayu Fanggelewan Silver-Lead Property
XWG Silver-Lead Property

The MZG License consists of an Exploration License on a 14.09 sq km property located in the Jiaohe Village of Luanchuan County, Henan Province, PRC. The JSP License consists of an Exploration License on an 8.3 sq km property located in the area of Wenguxiang to Dashihe in Lushi County, Henan Province, PRC. The

FGLW License consists of a 1.75 sq km exploration license located approximately 240 km west of Zhengzhou and 80 km west of Luoyang. The XWG License consists of a 2.13 sq km exploration license located in the area of Xiayu, Henan Province, PRC.

Asian Dragon entered into an agreement with World Fortune Enterprise, Inc. effective August 29, 2007, to acquire an interest in certain property interests in the Xiaoquinling region of China. Under the agreement Asian Dragon will assume the payment responsibilities of World Fortune for the various rights and interests.

World Fortune does not own the interests referenced in its agreement with Asian Dragon. World Fortune has an agreement with Luoning Fuding Mining Development , Ltd. (“Fuding”) for those interests. However, Fuding does not own the rights, but has entered into a purchase agreement for the interests in the Xiaoquinling region of China. World Fortune has represented that when they eventually assign the rights to Asian Dragon, those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. World Fortune has also represented that when the option is exercised, it will have the right and authority to transfer the rights to Asian Dragon.

Asian Dragon is not a party to the agreement between World Fortune and Fuding nor a party to the agreement between Fuding and the party that owns the rights to the interests in the Xiaoquinling region of China and may have little or no recourse should Fuding or the party with whom Funding has the purchase agreement not comply with their agreements with each other or World Fortune. However, Asian Dragon has an attorney’s letter stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

Asian Dragon issued 250,000 shares of its common stock to World Fortune on August 29, 2007 and an additional one million shares to World Fortune nominees in regards to this agreement.

As to the payments assumed by Asian Dragon, those will include a total of $10 million including an initial payment of $2.73 million paid August 8, 2007. The balance of the payments are due as follows: $ 2 million on October 1, 2007, $2 million before March 1, 2008, $2 million on June 1, 2008, and $2 million on October 1, 2008. The .73 million paid on August 8, 2007 will be applied to the payment due on October 1, 2007. The total payment due October 1, 2007 was not made. See Note 12 subsequent events.

Subsequent to year-end on December 12, 2007, with the mutual consent of WFEI, the agreement was replaced with the “Fuding Agreement” which clarified certain terminology in the predecessor agreements. This agreement is attached herein as Exhibits 10.3. WFEI has provided Asian Dragon with an undertaking that it has extinguished all rights to any payments under the predecessor agreements and has acknowledged that it has recorded all cash and share payments made under the predecessor agreements as payments respectively under the Jinjishan Agreement, the Loning Agreement, and the Fuding Agreement.

Subsequent to year end, the Company made a payment of $800,000 to WFEI of which $499,407 was applied as full payment of the October 1, 2007 Jinjishan commitment and $300,593 was applied to the October 1, 2007 Fuding commitment. The Company did not fulfill its entire payment for the Fuding installment and as of October 1, 2007 the Company was in default as to $802,585 toward the Fuding Agreement. A discussion was held with Fuding regarding this matter and Fuding agreed to extend the payment schedule to accommodate this default. No damages were claimed by Fuding.

Subsequent to year end on December 12, 2007, WFEI provided Asian Dragon with an undertaking that it has extinguished all rights to any payments under the Jinjishan Rights Agreement, the Loning Rights Agreement, and the Fuding Rights

Agreement (collectively the “Predecessor Agreements”), in favor of revised agreements signed that day, and acknowledged that it has recorded all cash and share payments made under the Predecessor Agreements as payments respectively under the Jinjishan Agreement, the Loning Agreement, and the Fuding Agreement.

During the fourth quarter of fiscal 2007, the Company also determined it would not proceed with its plans for the Tiepuling 819# and 846# Mining Center Sections project.

General

We note the Company has acquired along with certain licenses infrastructure including buildings and a formerly operating concentration mill. This entire infrastructure, without exception, has no value from an accounting or operational perspective due to its age and state of repair.

At present the Licenses described below have no carrying value for accounting purposes because Asian Dragon does not yet have full title to each. The information which follows is meant to provide the reader of this Report with full information regarding the Company’s initiatives.

Jinjishan Property

The Jinjishan Property is an exploration property located in the Luoning County, Henan Province, People’s Republic of China. The exploration property consists of contiguous 28.3 sq km Exploration License located in the northwest part of Luoning County. More precisely it is located in the west part of the Henan Province and in the northwest part of the Luoning County and in the Changshui community. The closest important city is Luoning. Luoning is situated at about 1300 km WNW of Shanghai, 1300 km SSW of Beijing, 270 km west of Zhengzhou the provincial capital and 130 km west of Luoyang, the Prefecture of the Luoning County. Access to the Jinjishan Property is provided on a 120 km large paved road which runs southwesterly to the city of Luoning. From Luoning, a paved road leads southwesterly to the town of Changshui and from that locality a recently paved road leads northwesterly to the Jinjishan village and then to the Jinjishan site. The distance from Changshui to the property is approximately 10 km. This road also links Luoning to Lushi, another important city to the southwest. In Chinese, Jinjishan means the Golden Pheasant Mountain.

Loning Property

The Loning Property consists of a 9.1 sq km Exploration License  and is located 2 km Southwest of Asian Dragon's Jinjishan Property with easy access via the paved highway that runs East/West of the North side of Luoning County.

Fuding Properties:

Luanchuan Mozigou (MZG) Molybdenum Property

The Luanchuan Mozigou Molybdenum Property (“MZG”) is located in Jiaohe Village of Luanchuan County, Henan Province, China. MZG contains an Exploration License comprised of 14.09 sq km with a 4 sq km aspect of the property running the same northwest-southeast trend as China Molybdenum, all aspects of this ore body trend which extend over a 60 km “saddle” bordering Luanchuan and Lushi County.

Lushi Jiashapa (JSP) Vanadium Property

The Lushi Jiashapa Vanadium Property (“JSP”) is located in the area of Wenguxiang to Dashihe of Lushi County, Henan Province, China. JSP contains an Exploration License comprised of 8.3 sq km with an approximate 1 km wide by 8 km long covered east-west trend ore body which extends over a 42 km area that sometimes widens up to 3 km.

Luoning Xiayu Fanggelewan (FGLW) Silver-Lead Property

The Luoning Xiayu Fanggelewan Property (“FGLW”) is located in the area of Xiayu, Henan Province, China. FGLW holds an Exploration License on an area of 1.75 sq km covering a series of long veins in a northeast-southwest trend. The property is located approximately 240 km west of Zhengzhou, the provincial capital, and 80 km west of Luoyang, the Prefecture of Luoning County.

Xiaowagou (XWG) Silver-Lead Property

The Xiaowagou Silver Lead Property ("XWG") is located in the area of Xiayu, Henan Province, China. XWG holds a 2.13 sq km Exploration License. The property is located approximately 240 km west of Zhengzhou, the provincial capital, and 80 km west of Luoyang, the prefecture of Luoning County.

Information about Henan Province

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

Climate

Located between the northern sub-tropical zone and warm temperate zone, Henan Province has four distinctive seasons with complicated weather conditions. Luoning is situated in the middle of a WSW trending valley in north-central China which has an elevation of 300-1000 metres. Because it is surrounded by loess plains, and upland areas and mountains exceeding 4000 metres to the south, the climate is dominated by long intervals of light winds which tend to result in hazy and rather dry atmospheric conditions. The climate is, on average, about 5°C warmer than Beijing and slightly drier. January is the coldest time of year with temperatures in the city dropping to - 5°C at night and rising only + 5°C during the day. July is the hottest month with average temperatures of 27°C and a range of 22° -33°C during the day. Luoning receives approximately 58 cm of precipitation per year, with July through September being the wettest period receiving nearly 30 cm of rain during this period. The period December through January is quite dry receiving a total of 2.3 cm of precipitation during this period. As a result of its climate, travelers to Luoning have a reduced risk of contracting malaria, cholera, Japanese encephalitis or other diseases which may be common in coastal regions.

Population and Services

Henan Province covers an area of 16,700 sq km and during the last census (2000), the population was estimated to be 92.5 million. It has a large population with only a moderate land area. As a consequence, the population density is relatively high, with 554 people per sq km. The provincial capital is Zhengzhou (pop. 6.3 million). Major centres are Nanyang (pop. 10.5 million), Luoyang (pop. 6.1 million), Xinxiang (pop. 5.3 million), Jiaozuo (pop. 3.2 million) and Keifeng (pop. 4.6 million). The region is rich in land resources, in mineral resources, in plant and animal resources, but much of the resources per capita are lower than China’s average. The eastern part of the province is a major grain and cotton producer. Other agricultural products include corn, soya bean, beans, canola, potatoes and peanuts. Specialties include Lingbao dates, Huiyang day lilies and common carp.

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

The Kunlun-Qinling Domain

The parent rocks with Proterozoic sequences in the Qinling-Kunlun mobile belt were largely calc-alkaline volcano-sedimentary rocks. Having commonly undergone moderate to high grade metamorphism, these sequences are now represented by 2-mica amphibole gneisses, amphibolite, granulite, migmatite, marble, and phyllite. Some of these rocks have been dated at 2,820-2,160 Ma (zircon age). Most generally however, metamorphic grade ranges from lower greenschist to upper amphibolite facies and lower greenschist grade metamorphism prevails in some areas, notably in the North Qin Ling Mountains where mica schists were derived from a thick volcano-flysch carbonate formation. The belt is therefore a highly complex melange of juxtaposed stratigraphic units.

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

A series of 4 to 20 m wide and >4 km long quartz veins lie within second-order faults.  Lesser amounts of gold occur in altered rocks along ductile – brittle shear zones and in breccia bodies. More than 1,200 gold bearing quartz veins have been discovered in this part of the Qinling gold province. Ores are noted to contain pyrite, galena, sphalerite and minor magnetite, scheelite, wolframite, molybdenite, stibnite, pyrrhotite and gold. The gangue minerals comprise quartz, calcite, ankerite, minor rutile, barite, siderite and fluorite. The alteration halos around quartz veins or shear zones comprise mainly quartz, sulphide minerals, white mica and carbonate minerals, with lesser chlorite, epidote and biotite.

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

Map of Locations

ITEM 1A. RISK FACTORS

The following risk factors should be considered in connection with an evaluation of the business of our business:

THE COMPANY CANNOT GIVE ASSURANCE THAT TRANSFER OF TITLE TO EXPLORATION LICENSES DOES NOT CONTAIN UNDETECTED MATERIAL DEFECTS.

The Company has investigated title to all of the Exploration Licenses of which it is in the process of acquiring, and to the best of its knowledge, title to all of these Exploration Licenses are in good standing. However, the Exploration Licenses may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects. There may be valid challenges to the title of the Company’s Exploration Licenses, once acquired, which, if successful, could impair development and/or operations. The Company cannot give any assurance that title to its Exploration Licenses will not be challenged.

In addition the Company is relying on a series of agreements between Chinese companies and entities to ultimately transfer title of the Exploration Licenses to the Company. While the Company has relied on opinions provided by Chinese counsel and to the best of its knowledge these agreements will effectively transfer title, the agreements and the transfer may be affected by undetected defects and the Company cannot give any assurance that the transfer of title to the Company will not be challenged.

If a material defect in the transfer of any Exploration Licenses for which the Company is currently in the process of acquiring were to occur, the Company may in the future be required to record an impairment to any future capitalized amounts it had recorded relating to its Exploration Licenses or exploration activities. Such would not be the case at present however, because the Company has not yet capitalized any amounts with respect to its exploration activities.

THE COMPANY DOES NOT HAVE RECOURSE CLAUSES IN ITS EXPLORATION AGREEMENTS WITH WORLD FORTUNE ENTERPRISE INC.

In the event that WFEI were to fail to meet its payment obligations under its  Agreements with various Chinese Partners, the benefits of which flow through to Asian Dragon through the Jinjishan Agreement, the Loning Agreement, and the Fuding Agreement, , Asian Dragon would have no way to reclaim funds already transferred to WFEI.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended August 31, 2007, the Company had an operating loss of $(31,166,427). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

THE VALUE AND TRANSFERABILITY OF THE COMPANY'S SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES.

There is only a limited trading market for the Company's shares. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the OTC Bulletin Board under the symbol "AADG" and the Company is also listed on the Frankfurt Stock Exchange under the trading symbol “P2J1”. There can be no assurance that the Company's common stock will trade at prices at or above its present level and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules" which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

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

The operations of the Company include exploration and development activities and commencement of production on its properties, require permits from various federal, state, provincial and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities generally experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.

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

THE COMPANY IS SUBJECT TO A VARIETY OF APPROVAL REQUIREMENTS AT THE CHINESE CENTRAL, PROVINCIAL AND LOCAL GOVERNMENT LEVELS AND, IN PRACTICE, THERE IS SOME UNCERTAINTY SURROUNDING WHICH APPROVALS ARE ACTUALLY REQUIRED TO CONDUCT CERTAIN MINING AND EXPLORATION ACTIVITIES IN VARIOUS PARTS OF CHINA.

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

The Company's success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in the Company's growth and success. The loss of the service of members of the management and advisory board could have a material adverse effect on the Company. In particular, the success of the Company is highly dependent upon the efforts of the President & CEO, CFO, PAO, Treasurer & Secretary, Chair & Director of the Company, John Karlsson, the loss of whose services would have a material adverse effect on the success and development of the Company.

THE COMPANY DOES NOT MAINTAIN KEY MAN INSURANCE TO COMPENSATE THE COMPANY FOR THE LOSS OF CERTAIN KEY INDIVIDUALS.

The Company does not anticipate having key man insurance in place in respect of its senior officers or personnel, although the Board has discussed and investigated the prospect of obtaining key man insurance for John Karlsson.

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
  Availability and costs of financing;
  Ongoing costs of production;
  Market prices for the precious metals to be produced;
  Environmental compliance regulations and restraints; and
  Political climate and/or governmental regulation and control.

GENERAL MINING RISKS

Factors beyond our control may affect the marketability of any substances discovered from any resource properties the Company may acquire. Metal prices, in particular gold and silver prices, have fluctuated widely in recent years. Government regulations relating to price, royalties, and allowable production and importing and exporting of precious metals can adversely affect the Company. There can be no certainty that the Company will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and operations on any projects it may acquire and environmental concerns about mining in general continue to be a significant challenge for all mining companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Office Premises

Asian Dragon’s office is provided free of charge by the Company’s CEO at 1100 – 475 Howe Street, Vancouver, British Columbia, Canada.

The Company does not presently have any other material property investments.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the NASD OTC Bulletin Board (“OTCBB”). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “AADG”. Our shares are also listed on the Frankfurt Stock Exchange under the trading symbol “P2J1”.

The following table sets forth the range of high and low bid quotations for our common stock as reported by the OTCBB for each of the periods indicated. The market for our shares is limited, volatile and sporadic. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended:	High Trade	Low Trade	Closing Trade

May 31, 2006	$0.40	$0.00	$0.40
August 31, 2006	1.55	$1.01	$1.01

November 30, 2006	$4.75	$0.51	$4.24
February 28, 2007	7.00	3.00	4.95
May 31, 2007	6.25	2.50	3.40
August 31, 2007	4.95	1.70	2.13

Shareholders

On December 14, 2007, there were 35 shareholders of record of our common stock.

Dividends

We intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

Section 15(g) of the Securities Exchange Act of 1934

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and must have received the purchaser's written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell the Company’s securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and the secondary market; terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customer’s rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Recent Sales of Unregistered Securities

On August 31, 2007 the Company issued 600,000 shares of its common stock in a private offering to a corporation at USD $2.1581 for aggregate proceeds of $1,294,860. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”). The Company did not engage in any general solicitation or advertising regarding these shares.

ITEM 6. SELECTED FINANCIAL DATA

	2007	2006

Operating Revenue	$-	$-
Loss from continuing operations	(31,166,427)	(69,968)
Loss per share – continuing operations	(0.95)	-
Cash	326,381	72
Subscription receivable	1,000,000	-
Total assets	1,326,381	2,075
Long term debt	-	-
Cash dividends per share	-	-

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain information included herein contains forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934. These sections provide that the safe harbor for forward looking statements does not apply to statements made in initial public offerings. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-K and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) continued development of business opportunities; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our business plans; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and (vi) other risks including those identified in our other filings with the Securities and Exchange Commission.

When ADG closed its Romanian operating subsidiary in 2006 it became required under generally accepted accounting principles (“GAAP”) to set the exploration period of the Company to a start date of August 15, 2006, the date of the dissolution of the subsidiary. The following discussion and analysis covers material changes in the financial condition of Asian Dragon from August 15, 2006 to August 31, 2007 (“Exploration Stage Period”) and the years ended August 31, 2007 and August 31, 2006 without the inclusion of it terminated subsidiary Galaxy Telnet SRL.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of ADG during the year ended August 31, 2007 (“Fiscal 2007”) the year ended August 31, 2006 (“Fiscal 2006”) and the Exploration Stage Period of August 15, 2006 to August 31, 2007 (the “Exploration Stage”).

Revenues

ADG did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into seven categories:

- Exploration Licenses
- Exploration Expenses
- Agent Fees
- Professional and Consultant Fees
- Stock Based Compensation – officers and directors
- Investor Relations
- Administrative Expenses

Exploration Licenses

As detailed in NOTES 4 and 5 in the financial statements included herein, costs for Exploration Licenses for Fiscal 2007 totaled $21,852,000 compared with $Nil in Fiscal 2006. For the Exploration Stage, costs for Exploration Licenses totaled $21,852,000. These costs included cash and share based payments made to World Fortune Enterprises Inc. (“WFEI”), and WFEI or its nominees in the case of share based payments, toward the purchase of exploration licenses for certain properties in China described in ITEM 2 in this Report. We anticipate these expenses will increase substantially in fiscal 2008as we implement our business plans.

We also note that within the area of expected exploration there is infrastructure including buildings and a formerly operating concentration mill. This entire infrastructure, without exception, has no value from an accounting or operational perspective due to its age and state of repair.

Exploration Expenses

Exploration Expenses for Fiscal 2007 totaled $50,215 versus $Nil for Fiscal 2006. Expenses for the Exploration Stage totaled $50,215. These expenses were comprised of costs for geological services. We anticipate these expenses will increase substantially in fiscal 2008.

Agent Fees

Agent Fees for Fiscal 2007 totaled $1,822,500 which was composed of cash payments of $60,000 and stock issuances expensed as $1,762,500. Agent Fees for Fiscal 2006 were $Nil and totaled $1,822,500 for the Exploration Stage. These payments were made to WFEI for the sourcing of exploration property opportunities in China. We anticipate these expenses will increase substantially in fiscal 2008 as we implement our plans to acquire further exploration properties.

Professional and Consultant Fees

Professional & Consultant Fees are comprised of consulting fees charged by our CEO of $100,000 and fees for work performed by accounting, audit and legal professionals. During Fiscal 2007 these fees totaled $271,414 versus $52,428 in Fiscal 2006. For the Exploration Stage, these costs totaled $272,414. We anticipate Professional & Consultant Fees will increase moderately in the upcoming year as we implement our business plans.

Stock Based Compensation – officers and directors

As detailed in NOTES 8 and 9 of the financial statements contained herein, Stock Based Compensation expense totaled $7,467,786 in Fiscal 2007 versus $Nil in Fiscal 2006. For the Exploration Stage, Stock Based Compensation totaled $7,467,786. In Fiscal 2007 these expenses were composed of the issuance of 3,000,000 options to Officers and Directors of the Company, expensed at a total cost of $6,317,786, and the issuance of 250,000 shares to each of its independent directors (total 500,000 shares), which were expensed at $1,150,000. Accounting principles require that such transactions be valued at the fair value of the consideration received or the fair value of the equity issued, whichever is more reliably measurable. The Company considers the fair value of the equity issued to be more reliably measurable than the value of the services received as consideration. Management considered alternative valuations for the equity issued in this transaction. These alternatives included consideration of using the cash consideration of $2.22 per share paid on June 18, 2007 for a similar number of shares with similar restriction issued in a private placement transaction.  Consideration was also given to discounting the public trading price per share for sale restrictions since the shares are subject to Rule 144 of the Securities and Exchange Commission and for the thinly traded market which potentially may not support a block sale of this magnitude. After review of the various alternative approaches to valuation the stock based compensation per share was determined based upon the public trading price of $2.30 per share on that day.

We do not anticipate significant stock based compensation expenses in the coming year.

Investor Relations

Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During Fiscal 2007 these expenses totaled $73,403 versus $Nil in Fiscal 2006. For the Exploration Stage, Investor Relations expenses totaled $73,403. We anticipate Investor Relations expenses will increase substantially in the coming year as we continue our efforts to raise further capital and keep current investors informed of Company developments.

Administrative Expenses

Administrative Expenses were $111,314 during Fiscal 2007 compared with $11,653 for Fiscal 2006. For the Exploration Stage, Administrative Expenses totaled 111,386. These expenses are composed of travel, Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will increase substantially in the upcoming year as we implement our business plans.

Net Loss

We incurred a net operating loss from continuing operations of $(31,166,427), or $(0.95) per share (basic and fully diluted), for Fiscal 2007 versus $(69,968), or $Nil per share for Fiscal 2006. The Net Loss from continuing operations for the Exploration Stage was $(31,167,851), or (1.19) per share (basic and fully diluted).

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business. The Company’s principal sources of liquidity as of August 31, 2007, consisted of cash resources of $326,381, a share sale subscription receivable of $1,000,000 and a shareholder loan from our President. Under the shareholder loan, loan advances to or on behalf of ADG, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG is required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $237,840 including accrued interest as of August 31, 2007.

Since Exploration Stage inception through to and including August 31, 2007, we have executed cash sales of our common shares totaling $6,793,860 through private placements.

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

Employees

As of August 31, 2007, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Additionally our CEO was engaged on a consulting basis. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE FLUCTUATION RISK

Our reporting currency is United States Dollars (“USD”). Operations in China use the Chinese Renminbi Yuan (“RMB”) which has been informally pegged to the USD. However, China is under international pressure to adopt a more flexible exchange rate system. If the RMB were no longer pegged to the USD, rate fluctuations may have a material impact on the Company’s financial reporting. In July 2005 the Renminbi was allowed to rise 2%. As Renminbi is used for expenditures by the Company and its agent in conducting their operations in China, the fluctuation of exchange rates of the RMB may have positive or negative impacts on the results of operations of the Company.

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of auditors, are as follows:

INDEX TO
FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements for the years ended August 31, 2007 and August 31, 2006, and for the Exploration Stage of August 15, 2006 to August 31, 2007:

Balance Sheets	F-2

Statements of Operations	F-3

Statement of Stockholders’ Equity (Deficit)	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 to F-23

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Report of Independent Registered Public Accounting Firm

Board of Directors
Asian Dragon Group Inc.

We have audited the accompanying balance sheet of Asian Dragon Group Inc. (An Exploration Stage Company) as of August 31, 2007 and August 31, 2006 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended August 31, 2007 and August 31, 2006 and the period August 15, 2006 (date entering exploration stage) through August 31, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asian Dragon Group Inc. (An Exploration Stage Company) as of August 31, 2007 and August 31, 2006 and the results of its operations, stockholders’ deficit, and its cash flows for the years ended August 31, 2007 and August 31, 2006, and the period August 15,2006 ( date entering exploration stage) through August 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has accumulated operating losses since its inception ,a deficit in working capital and stockholders equity , is in default on its commitments and has limited business operations, which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

December 12, 2007

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Balance Sheets

	Year ended August 31, 2007	Year ended August 31, 2006

ASSETS
CURRENT ASSETS
Cash (Note 2)	$326,381	$72
Prepaid expenses	-	-
Accounts receivable	-	2,003
Subscription receivable (Note 8)	1,000,000	-

Total current assets	1,326,381	2,075

Total assets	$1,326,381	$2,075
	==============	==============

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Commitments payable (Note 5) – current portion	$7,179,407	$-
Accounts payable	66,470	15,536
Account payable - related party ( Note 7)	75,000	-
Accrued liabilities	40,000	-
Shareholder loans (Notes 6 and 7)	237,840	161,802

Total current liabilities	$7,598,717	$177,338

LONG-TERM LIABILITIES
Commitments payable (Note 5) – long-term portion	$2,500,000	$-

Total long-term liabilities	$2,500,000	$-

Total liabilities	$10,098,717	$-

COMMITMENTS AND CONTINGENCIES (Notes 2 to 12)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,275,000 and 32,025,000 issued and outstanding at August 31, 2007 and August 31, 2006 respectively (Note 8).	38,275	32,025
Paid-in Capital (Notes 8 and 9)	22,584,842	9,241
Accumulated deficit in the exploration stage (Note 2)	(31,382,181)	(215,754)
Accumulated other comprehensive income (loss) (Note 2)	(13,272)	(775)

Total stockholders’ (deficit)	(8,772,336)	(175,263)

Total liabilities and stockholders’ equity	$1,326,381	$2,075
	==============	==============

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Statements of Operations

		Year ended August 31, 2007		Year ended August 31, 2006		Exploration Stage August 15, 2006 through August 31, 2007

EXPENSES:
Exploration licenses (including $7,050,000 in stock-based payments)		$21,852,000		$-		$21,852,000
Exploration expenses		50,215		-		50,215
Agent fees (including $1,762,500 in stock-based payments)		1,822,500		-		1,822,500
Professional and consultant fees		271,414		52,428		272,414
Stock-based compensation – officers and directors		6,975,491		-		6,975,491
Investor relations		73,403		-		73,403
Administrative expenses		111,314		11,653		111,386

Total expenses		$31,156,337		$64,081		$31,157,409

Net loss from operations		$(31,156,337)		$(64,081)		$(31,157,409)

Interest expense		(10,090)		(5,887)		(10,442)

Net loss from continuing operations		$(31,166,427))		$(69,968)		$(31,167,851)

Net loss from discontinued operations		-		(24,720)		(214,330)

Net Loss		$(31,166,427)		$(94,688)		$(31,382,181)
		===========		===========		=============

Loss per common share (Note 2), basic and diluted from discontinued operations:	$	n/a	$	Nil	$	Nil

Loss per common share (Note 2), basic and diluted from continuing operations:		$(0.95)	$	Nil		$(1.19)

Weighted average shares outstanding , basic and diluted (Note 2)		32,867,466		79,066,918		26,457,911

OTHER COMPREHENSIVE LOSS:
Net loss		$(31,166,427))		$(94,688)		$(31,382,181)
Foreign currency translation adjustment		(12,497)		(313)		(13,272)
Total other comprehensive (loss)		$(31,178,924))		$(95,001)		$(31,395,453)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

	Common Shares	Common Stock	Discount on Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Exploration Stage	Total Stockholders’ Equity (Deficit)
		$	$	$	$	$	$

To give effect to 4 for 1 stock dividend	96,575,000	$19,315	$(7,309)	$29,260	$(462)	$(121,066)	$(80,262)
Cancellation of common shares	(64,550,000)	$12,710	$7,309	$(20,019)	$—	$—	$—

Net loss for period from September 1, 2005 to August 15, 2006	—	$—	$—	$—	$(313)	$(93,264)	$(93,577)
Net loss during Exploration Stage ended August 31, 2006	—	$—	$—	$—	$—	$(1,424)	$(1,424)

Balance, August 31, 2006	32,025,000	$32,025	$—	$9,241	$(775)	$(215,754)	$(175,263)

Common shares issued for cash at $4.00 per share November 6, 2006	250,000	$250	$—	$999,750	$—	$—	$1,000,000
Common shares issued for cash at $5.00 per share December 18, 2006	400,000	$400	$—	$1,999,600	$—	$—	$2,000,000
Common shares issued for cash at $5.00 per share April 2, 2007	300,000	$300	$—	$1,499,700	$—	$—	$1,500,000
Common shares issued as compensation and expensed at $2.30 per share June 15, 2007	500,000	$500	$—	$1,149,500	$—	$—	$1,150,000
Common shares issued for cash at $2.22 per share June 18, 2007	450,000	$450	$—	$998,550	$—	$—	$999,000
Common shares issued as Agent fees and expensed at $2.35 per share August 29, 2007	3,750,000	$3,750	$—	$8,808,750	$—	$—	$8,812,500
Additional Paid-In Capital relating to options expensed at $2.13 per share August 31, 2007	—	$—	$—	$5,825,491	$—	$—	$5,825,491
Common shares issued for cash at $2.1581 per share August 31, 2007	600,000	$600	$—	$1,294,260	$—	$—	$1,294,860
Net loss for year ended August 31, 2007	—	$—	$—	$—	$(12,497)	$(31,166,427)	$(31,178,924)

Balance, August 31, 2007	38,275,000	$38,275	$—	$22,584,842	$(13,272)	$(31,382,181)	$(8,772,336)
	========	========	========	========	==========	=========	=========

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Statements of Cash Flows

	Year ended August 31, 2007	Year ended August 31, 2006	Exploration Stage August 15, 2006 through August 31, 2007

Cash flows from operating activities:
Net loss for the period	$(31,166,427)	$(64,081)	$(31,167,851)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	10,090	5,887	10,442
Net change in operating assets and liabilities:
Accounts receivable	2,003	(2,003)	-
Subscription receivable	(1,000,000)	-	(1,000,000)
Prepaid expenses	-	1,650	-
Commitments payable	9,679,407	-	9,679,407
Accounts payable and accrued liabilities	165,934	6,553	169,009

Net cash provided (used) by operating activities	(22,308,993)	(51,994)	(22,308,993)

Cash flows provided (used) by discontinued operating activities	-	(28,778)	-

Cash flows from financing activities:
Common stock issued for cash	6,793,860	-	6,793,860
Common stock issued for compensation	1,150,000	-	1,150,000
Additional Paid-In Capital relating to Options	5,825,491	-	5,825,491
Common stock issued for license fee payments	7,050,000	-	7,050,000
Common stock issued for agent fee payments	1,762,500	-	1,762,500
Loans by stockholders	65,948	80,120	65,948

Net cash provided by financing activities	22,647,799	80,120	22,647,799

Effect of foreign currency translation	(12,497)	(313)	(12,497)

Net increase (decrease) in cash	326,309	(965)	326,309

Cash, beginning of period	72	1,037	72

Cash, end of period	$326,381	$72	$326,381
	=============	=============	===============

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

NOTE 1 – Nature of Business and Operations

Asian Dragon Group Inc. (“Asian Dragon”, “ADG”, “We”, the “Registrant”, or the “Company”) was incorporated as a Nevada corporation on June 11, 2003. Asian Dragon was established to develop projects which focus on China’s growing precious and base metals reserves and markets. Effective August 15, 2006, the business of its operating subsidiary, Galaxy Telnet SRL, was wound-up and the subsidiary was de-registered as a corporate entity. Asian Dragon’s August 31, 2006 audited financial statements were presented to reflect the discontinuation of operation of Galaxy Telnet SRL and concurrently the date at which Asian Dragon became an Exploration Stage Company was set as August 15, 2006.

Our fiscal year end is August 31st.

Exploration Stage Activities

The Company has been in the exploration stage since August 15, 2006 and has not yet realized any revenues from its operations.

NOTE 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding Asian Dragon’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

The financial statements reflect the following significant accounting policies:

Exploration Stage Company

The Company is an exploration stage company as defined in the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Exploration Rights and Mineral Property Rights Acquisitions and Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of a project has been made and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate. If, and when, proven and probable reserves are determined for a property and a feasibility study has been prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized. Costs of acquiring exploration licenses and exploration and development costs are expensed upon acquisition. At such time that the Company has capitalized properties, mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production will be capitalized once proven and probable reserves exist and the property is a commercially minable property. Costs incurred to maintain production or to maintain assets on a standby basis will be charged to operations.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

Management periodically reviews the carrying value of its investments in exploration licenses with internal and external mining related professionals.  A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining exploration licenses and the general likelihood that the Company will continue exploration on such project. The Company does not set a predetermined holding period for exploration licenses with unproven deposits, however, exploration licenses which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are to be re-evaluated to determine if future exploration is warranted. Additionally, at such time as the Company has capitalized properties, it will periodically undertake to determine whether there has been any impairment in value; and that the carrying values of the properties are appropriate. All long-lived assets will be reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

At such time as it has capitalized properties, the Company will evaluate the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs will be charged against operations in the year of abandonment or determination of value. The amounts recorded for exploration expenses  represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and  are subject to various laws and regulations governing protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company expects in the future to make expenditures to comply with such laws and regulations.

At such time as the Company has capitalized properties, the accumulated costs of properties that are developed to the stage of commercial production will be amortized to operations through unit-of-production depletion.

Consolidation of Financial Statements

The financial statements include the accounts of the Company and show its former subsidiary Galaxy Telnet as a discontinued operation. All previous inter-company accounts have been eliminated. The attached financial statements of Asian Dragon Group Inc. are not consolidated with any other entity.

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

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

Earnings or (Loss) per Share

Earnings or (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. The denominator in this calculation is adjusted to reflect any stock splits or stock dividends. (Such as occurred in on May 25, 2006 when a 4 for 1 stock dividend was declared).

Diluted loss per share is calculated using the treasury method which requires the calculation of diluted loss per share by assuming that outstanding stock options with an average market price that exceeds the average exercise prices of the options for the year, are exercised and the assumed proceeds are used to repurchase shares of the Company at the average market price of the common shares for the year. An incremental per share effect is then calculated for each option. The denominator of the diluted loss per share formulae is the number common shares outstanding at balance sheet date plus the incremental shares assumed to be issued from treasury for option exercises, less the number of shares assumed to be repurchased, weighted by the period they are assumed to be outstanding. This dilution calculation resulted in zero effect to the weighted average shares outstanding in fiscal 2007.

Stock Based Compensation

In accordance with SFAS No. 123 (Revised 2004), “Accounting for Stock-Based Compensation”, the Company applies the fair value method of accounting for all stock and stock option awards. Under this method the Company measures the compensation expense for stock and stock option grants based on the fair value of the common stock on the date of grant and amortizes this cost over the vesting period. In cases where vesting is immediate, the full cost of the grant is recorded on grant date.

The expense for all stock option grants awarded since August 8, 2007, the inception date of the 2007 Employee Stock Option Plan, are calculated using the fair value of the options determined by a Black-Scholes option pricing model and are credited to Additional Paid-In Capital.

The expense for the issuance of 500,000 shares to directors was expensed at $2.30 per share, which was the closing price of the stock on the date of issuance. This resulted in a stock based compensation expense of $1,150,000.00. Management considered alternative valuations for this transaction. These alternatives included consideration of the fact that the stock is restricted and subject to Rule 144 of the Securities and Exchange Commission and the market for the stock is a thinly traded market which potentially may not support a block sale of this magnitude. Accounting principles require valuation of such transactions at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. On June 18, 2007 the company closed a private placement of a similar block of shares for cash consideration of $2.22, After considering all factors, management determined the most reliable measurement for pricing the directors stock grants was the closing market price on date of grant of $2.30 per share, but acknowledges that immediate sale in the open market may or may not be feasible.

Estimated Fair Value of Financial Instruments

The carrying value of accounts payable, and other financial instruments reflected in the financial statements approximates fair value due to the short-term maturity of the instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. Comprehensive loss for the periods shown equals the net loss for the period less the effect of foreign currency translation.

Income Taxes

The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carry-forwards.

The Company also follows the provisions of FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 includes the provisions that interest penalties recognized in accordance with FASB Interpretation 48 may be classified in the financial statements as either income taxes or interest expense. The Company’s policy is to recognize such items as interest expenses.

Valuation of Long-Lived Assets

The Company will periodically analyze its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Start-up Costs

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. The Company does not maintain fund balances in Chinese Renminbi Yuan. Foreign currency transactions are factored into the books using the following method and translation adjustments are recorded in Other Comprehensive Income:

(i)     Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;
(ii)     Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)    Revenues and expenses are recorded at the period average in which the transaction occurred

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

Revenue Recognition

Revenue from the sale of precious and/or base metals and co-products will be recognized when the following conditions are met: persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable and collectability is reasonably assured. Revenue for precious metal bullion will be recognized at the time of delivery and transfer of title to counter-parties.

Capital Assets

Capital assets will be recorded at cost. Depreciation will be recorded based on estimated useful lives of assets at time of acquisition. At present the Company has no depreciable assets.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes due to either the timing or amount of the original present value estimate underlying the obligation will be made.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

The Company does not yet have full title to the Exploration Licenses of its projects. As such the Company has not yet estimated any site restoration costs attributable to its projects in China. Under Chinese law, companies with exploration licenses may be required to incur expenses to reclaim the properties or to pay for disruption to properties. The obligations and amounts with respect to a given property are subject to negotiation with the government at the time the work on a property is completed. The Company believes it is reasonably possible it will be required to accrue costs related to site restoration in the near term.

Recent Account Pronouncements

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115. This standard permits fair value measurement of certain financial assets and liabilities in an effort to eliminate volatility of earnings created by current practice. Most of the Statement applies only to companies that elect fair value. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. This statement is effective for the first fiscal period beginning after November 15, 2007. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and earlier application is encouraged. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 and this adoption did not impact the Company's financial position, results of operations, or cash flows.

Various additional accounting pronouncements have been issued during 2006 and 2007, none of which are expected to have any material effect on the financial statements of the Company.

Other

The Company paid no dividends during the periods presented.

The Company consists of one reportable business segment. The Company has no revenue to report from any customers.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

As at year end August 31, 2007 all of the Company's assets with carrying value are located in Canada.

Advertising is expensed as it is incurred.

Certain comparative figures in these statements have been reclassified to conform to current year classifications.

We did not have any off-balance sheet arrangements as at August 31, 2007 or August 31, 2006.

NOTE 3 – Basis of Presentation

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had an operating loss in the current year of $31,167,851) and has accumulated an operating losses since its inception, a deficit in working capital and stockholders equity, is in default on its commitments  and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

During the year ended August 31, 2007, we addressed the going concern issue by raising cash of $6,793,860 through private placements of our common stock. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

The accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

NOTE 4 – Exploration License Agreements

Jinjishan Property and Concentration Plant

The Jinjishan License consists of an Exploration License on a contiguous 28.3 sq km property located in the Northwest part of the Luoning County, Henan Province, PRC in the Changshui community. The Jinjishan Plant is located in the same area and we note that the formerly operating Jinjishan Plant, and other infrastructure and buildings acquired in each of our Exploration License purchases to date entirely, and without exception, have no value from an accounting or operational perspective due to age and state of repair.

Asian Dragon entered into an agreement with World Fortune Enterprise, Inc. effective August 29, 2007, to acquire an interest in certain property interests in the Xiaoquinling region of China. Under the agreement Asian Dragon will assume the payment responsibilities of World Fortune for the various rights and interests.

World Fortune does not own the interests referenced in its agreement with Asian Dragon. World Fortune has an agreement with Luoyang Canadian

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

United Mining Ltd. (“LCUML”) for those interests. LCUML owns the rights for the interests in the Xiaoquinling region of China. World Fortune has represented that when they eventually assign the rights to Asian Dragon, those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. World Fortune has also represented that when the option is exercised, it will have the right and authority to transfer the rights to Asian Dragon.

Asian Dragon is not a party to the agreement between World Fortune and LCUML, nor a party to the agreement between LCUML and the party that previously owned the rights to the interests in the Xiaoquinling region of China and may have little or no recourse on LCUML or the party from whom LCUML purchased the rights, in the event that the purchase agreement does not comply with their agreements with each other or World Fortune. However, Asian Dragon has an attorney’s letter stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

Asian Dragon issued 250,000 shares of its common stock to World Fortune on August 29, 2007 and an additional one million shares to World Fortune nominees in regards to this agreement.

The terms of the Jinjishan Agreement acknowledge Asian Dragon has provided payments totaling US$1,792,000 to August 29, 2007 (inclusive of a payment of US$600,000 toward the Jinjishan Plant) and requires further investment by Asian Dragon as follows: (i) US$500,000 by October 1, 2007; (ii) US$500,000 by March 1, 2008; and (iii) US$500,000 by October 1, 2008.

Subsequent to year-end on December 12, 2007, with the mutual consent of WFEI, the agreement was replaced with the “Jinjishan Agreement” which clarified certain terminology in the predecessor agreements. This agreement is attached herein as Exhibits 10.1. WFEI has provided Asian Dragon with an undertaking that it has extinguished all rights to any payments under the predecessor agreements and has acknowledged that it has recorded all cash and share payments made under the predecessor agreements as payments respectively under the Jinjishan Agreement, the Loning Agreement, and the Fuding Agreement.

Loning Property

The Loning License consists of an Exploration License on a 9.1 sq km property located in the Xiaoqinling Region, PRC, and three km southwest of the Jinjishan License.

Asian Dragon entered into an agreement with World Fortune Enterprise, Inc. effective August 29, 2007, to acquire an interest in certain property interests in the Xiaoquinling region of China. Under the agreement Asian Dragon will assume the payment responsibilities of World Fortune for the various rights and interests. World Fortune does not own the interests referenced in its agreement with Asian Dragon. World Fortune has an agreement with Henan Yunfeng Resource of Mining Development Co. (“Yunfeng”) for those interests. However, Yunfeng does not own the rights, but has entered into a purchase agreement for the interests in the Xiaoquinling region of China. World Fortune has represented that when they eventually assign the rights to Asian Dragon, those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. World Fortune has also represented that when the option is exercised, it will have the right and authority to transfer the rights to Asian Dragon.

Asian Dragon is not a party to the agreement between World Fortune and Yunfeng nor a party to the agreement between Yunfeng and the party that

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

previously owned the rights to the interests in the Xiaoquinling region of China and may have little or no recourse on Yunfeng or the party from whom Yunfeng purchased the rights, in the event that the purchase agreement does not comply with their agreements with each other or World Fortune. However, Asian Dragon has an attorney’s letter stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

Asian Dragon issued 250,000 shares of its common stock to World Fortune on August 29, 2007 and an additional one million shares to World Fortune nominees in regards to this agreement.

The terms of the Loning Agreement acknowledge Asian Dragon has provided payments totaling US$433,178 to August 29, 2007 and requires further investment by Asian Dragon as follows: (i) US$110,000 by March 1, 2008; (ii) US$500,000 by September 30, 2008; and (iii) US$500,000 by September 30, 2009.

Subsequent to year-end on December 12, 2007, with the mutual consent of WFEI, the agreement was replaced with the “Loning Agreement” which clarified certain terminology in the predecessor agreements. This agreement is attached herein as Exhibits 10.2. WFEI has provided Asian Dragon with an undertaking that it has extinguished all rights to any payments under the predecessor agreements and has acknowledged that it has recorded all cash and share payments made under the predecessor agreements as payments respectively under the Jinjishan Agreement, the Loning Agreement, and the Fuding Agreement.

Luanchuan Mozigou Molybdenum Property
Lushi Jiashapa Vanadium Property
Luoning Xiayu Fanggelewan Silver-Lead Property
XWG Silver-Lead Property

The MZG License consists of an Exploration License on a 14.09 sq km property located in the Jiaohe Village of Luanchuan County, Henan Province, PRC. The JSP License consists of an Exploration License on an 8.3 sq km property located in the area of Wenguxiang to Dashihe in Lushi County, Henan Province, PRC. The FGLW License consists of a 1.75 sq km exploration license located approximately 240 km west of Zhengzhou and 80 km west of Luoyang. The XWG License consists of a 2.13 sq km exploration license located in the area of Xiayu, Henan Province, PRC.

Asian Dragon entered into an agreement with World Fortune Enterprise, Inc. effective August 29, 2007, to acquire an interest in certain property interests in the Xiaoquinling region of China. Under the agreement Asian Dragon will assume the payment responsibilities of World Fortune for the various rights and interests.

World Fortune does not own the interests referenced in its agreement with Asian Dragon. World Fortune has an agreement with Luoning Fuding Mining Development , Ltd. (“Fuding”) for those interests. However, Fuding does not own the rights, but has entered into a purchase agreement for the interests in the Xiaoquinling region of China. World Fortune has represented that when they eventually assign the rights to Asian Dragon, those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. World Fortune has also represented that when the option is exercised, it will have the right and authority to transfer the rights to Asian Dragon.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

Asian Dragon is not a party to the agreement between World Fortune and Fuding nor a party to the agreement between Fuding and the party that owns the rights to the interests in the Xiaoquinling region of China and may have little or no recourse should Fuding or the party with whom Funding has the purchase agreement not comply with their agreements with each other or World Fortune. However, Asian Dragon has an attorney’s letter stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

Asian Dragon issued 250,000 shares of its common stock to World Fortune on August 29, 2007 and an additional one million shares to World Fortune nominees in regards to this agreement.

As to the payments assumed by Asian Dragon, those will include a total of $10 million including an initial payment of $2.73 million paid August 8, 2007. The balance of the payments are due as follows: $ 2 million on October 1, 2007, $2 million before March 1, 2008, $2 million on June 1, 2008, and $2 million on October 1, 2008. The .73 million paid on August 8, 2007 will be applied to the payment due on October 1, 2007. The total payment due October 1, 2007 was not made. See Note 12 subsequent events.

Subsequent to year-end on December 12, 2007, with the mutual consent of WFEI, the agreement was replaced with the “Fuding Agreement” which clarified certain terminology in the predecessor agreements. This agreement is attached herein as Exhibits 10.3. WFEI has provided Asian Dragon with an undertaking that it has extinguished all rights to any payments under the predecessor agreements and has acknowledged that it has recorded all cash and share payments made under the predecessor agreements as payments respectively under the Jinjishan Agreement, the Loning Agreement, and the Fuding Agreement.

Subsequent to year end, the Company made a payment of $800,000 to WFEI of which $499,407 was applied as full payment of the October 1, 2007 Jinjishan commitment and $300,593 was applied to the October 1, 2007 Fuding commitment. The Company did not fulfill its entire payment for the Fuding installment and as of October 1, 2007 the Company was in default as to $802,585 toward the Fuding Agreement. A discussion was held with Fuding regarding this matter and Fuding agreed to extend the payment schedule to accommodate this default. No damages were claimed by Fuding.

Subsequent to year end on December 12, 2007, WFEI provided Asian Dragon with an undertaking that it has extinguished all rights to any payments under the Jinjishan Rights Agreement, the Loning Rights Agreement, and the Fuding Rights Agreement (collectively the “Predecessor Agreements”), in favor of revised agreements signed that day, and acknowledged that it has recorded all cash and share payments made under the Predecessor Agreements as payments respectively under the Jinjishan Agreement, the Loning Agreement, and the Fuding Agreement.

NOTE 5 – Commitments and Contingencies

Exploration License Transfers Contingencies

The Company has secured an attorney’s review of the agreements which transfer the Exploration Licenses of which it is in the process of acquiring, and to the best of its knowledge, all of these Agreements  are in good standing. However, the Exploration Licenses may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects. There may be valid

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

challenges to the title of the Company’s Exploration Licenses, once acquired, which, if successful, could impair development and/or operations. The Company cannot give any assurance that title to its Exploration Licenses will not be challenged.

In addition the Company is relying on a series of agreements between Chinese companies and entities to ultimately transfer title of the Exploration Licenses to the Company. While the Company has relied on opinions provided by Chinese counsel and to the best of its knowledge these agreements will effectively transfer title, the agreements and the transfer may be affected by undetected defects and the Company cannot give any assurance that the transfer of title to the Company will not be challenged.

If a material defect in the transfer of any Exploration Licenses for which the Company is currently in the process of acquiring were to occur, the Company may in the future be required to record an impairment to any future capitalized amounts it had recorded relating to its Exploration Licenses or exploration activities. Such would not be the case at present however, because the Company has not yet capitalized any amounts with respect to its exploration activities.

License Issuance Contingencies

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

Once MOFCOM, or its authorized local counterpart has issued its approval documents, the Chinese partners to the joint venture then apply to China’s State Administration of Industry and Commerce or its authorized local counterpart for a business license. The issuance of the business license marks the legal establishment of a Mining JV and confirms the permitted scope of the Mining JV’s activities. The business license is subject to annual review and renewal and is subject to the risk of non-renewal. To date all Joint Venture business licenses have been issued to the Mining JVs formed by WFEI and its Chinese partners.

The Ministry of Land and Resources (“MOLAR”) is the central-government-level ministry in charge of exploration and mining licenses. Generally speaking, MOLAR holds the final authority to issue exploration and mining licenses to Mining JVs; however, for projects in Henan province, it has delegated this authority to the respective provincial-level bureaus of land and resources in those provinces, for the Company’s current purposes, the Gold Bureau in particular. To date, all exploration licenses which have been granted regarding properties for which Asian Dragon has entered purchase agreements have been issued at the local-level. This raises the contingency that MOLAR may deem these licenses lack validity, or require further applications be submitted to it regarding these properties.

Once the Company has performed sufficient work on a property to determine that it has value it must develop and submit a Development Report to the Chinese Government. This report forms a part of the application for a mining permit. There is no assurance that any applicant will be granted a mining license and therefore this represents a contingency risk for the Company’s future operations.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

Financial Commitments

The Company’s remaining commitments under its Agreements referenced in NOTE 4 are as follows:

PART ONE – Monetary Commitments:

Project Item	Installment	Balance Due	Deadline

Jinjishan Agreement commitment to WFEI:
- installment one	$ 500,000	$ 499,407	October 1, 2007**
- installment two	$ 500,000	$ 500,000	March 1, 2008
- installment three	$ 500,000	$ 500,000	October 1, 2008

Loning Agreement commitment to WFEI:
- installment one	$ 110,000	$ 76,822	March 1, 2008
- installment two*	$ 500,000	$ 500,000	September 30, 2008
- installment three*	$ 500,000	$ 500,000	September 30, 2009

Fuding Agreement commitment to WFEI:
- installment one	$ 1,270,000	$ 1,103,178	October 1, 2007**
- installment two	$ 2,000,000	$ 2,000,000	March 1, 2008
- installment three	$ 2,000,000	$ 2,000,000	June 1, 2008
- installment four	$ 2,000,000	$ 2,000,000	October 1, 2008

Total Balance Due		$9,679,407

*(Contractually agreed to be spent by ADG for exploration expenses to develop the Loning Property)

**(On September 14, 2007, the Company made a payment of $800,000 to WFEI of which $499,407 was applied as full payment of the October 1, 2007 Jinjishan commitment and $300,593 was applied to the October 1, 2007 Fuding commitment. The Company did not fulfill its entire payment for the Fuding installment and as of October 1, 2007 the Company was in default as to $802,585 toward the Fuding Agreement).

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

PART TWO – Share Payment Commitments:

Project Item	Installment	Balance Due	Deadline

Jinjishan Agreement commitment to WFEI	250,000	Nil	August 29, 2007
Jinjishan Agreement commitment to WFEI or its nominees	1,000,000	Nil	August 29, 2007

Loning Agreement commitment to WFEI	250,000	Nil	August 29, 2007
Loning Agreement commitment to WFEI or its nominees	1,000,000	Nil	August 29, 2007

Fuding Agreement commitment to WFEI	250,000	Nil	August 29, 2007
Fuding Agreement commitment to WFEI or its nominees	1,000,000	Nil	August 29, 2007

Total Balance Due		Nil shares

NOTE: All shares referenced are Asian Dragon Group Inc. restricted common shares

Agency Agreement Commitments:

On October 20, 2006 the Company entered into an Agency and Cooperative Agreement with WFEI. Under the terms of this agreement, the Company has committed to provide consideration to WFEI on a project by project basis in a form negotiated between ADG and WFEI. During 2007 ADG made cash Agent Fee payments of $60,000 to WFEI and as referenced in the table above, Asian Dragon’s share-based payments to WFEI in 2007 totaled 750,000 restricted common shares. The total cost of Agent Fees paid to WFEI in 2007 was $1,822,500.

NOTE 6 – Shareholder Loan

At August 31, 2007, the Company had one shareholder loan outstanding from a related party of $237,840, which included $10,090 of accrued interest for the year. This loan is uncollateralized and has no fixed repayment dates. During the twelve months ending August 31, 2007 this shareholder loan increased by $76,038, after taking into account accrued interest.

NOTE 7 – Related Party Transactions

During the year ending August 31, 2007 related party transactions included: (i) the shareholder loan activity recorded in Note 6; (ii) payment of $33,355 in legal fees to Karlsson Law Corporation Inc., of which our CEO is principal; (iii) the provision of office facilities by our CEO for no charge; (iv) consulting fees paid to our CEO of $100,000 (of which $75,000 was outstanding at year end); and

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

(v) the grant of 2,000,000 options to purchase 2,000,000 shares of restricted common stock of the Company to our CEO which was recorded as a non-cash expense of $3,883,660.

Additionally, our two independent directors each received compensation of 250,000 restricted common shares (Note 8 includes further details regarding the pricing of these issuances) and 500,000 options to purchase 500,000 common shares of ADG. These two sets of stock and stock option grants were recorded as total non-cash expenses of $3,091,330.

During the Exploration Stage Period of August 15 to August 31, 2007, related party transactions were composed of an interest accrual on shareholder loans of $352.

NOTE 8 – Common Stock

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

On August 8, 2006, the Board of Directors authorized the cancellation of 64,550,000 shares of its common stock which were submitted for cancellation by a former director. This cancellation resulted in the revaluation of share capital as follows: (i) Common Stock was revalued from $19,315 to $32,025, based on par value of $0.001 times the residual float of 32,025,000 common shares; (ii) the previously recorded Discount on Common Stock of $(7,309) was eliminated; and (iii) Paid In Capital was adjusted from $29,260 to $9,241.

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

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

On June 15, 2007, the Company issued two of its directors 250,000 shares each of its common stock for a total issuance of 500,000 shares. This stock was expensed at $2.30 per share, which was the closing price of the stock on the date of issuance. This resulted in a stock based compensation expense of $1,150,000.00. Management considered alternative valuations for this transaction. These alternatives included consideration of the fact that the stock is restricted and subject to Rule 144 of the Securities and Exchange Commission and the market for the stock is a thinly traded market which potentially may not support a block sale of this magnitude. Accounting principles require valuation of such transactions at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  On June 18, 2007 the company closed a private placement of a similar block of shares for cash consideration of $2.22, After considering all factors, management determined the most reliable measurement for pricing the directors stock grants was the closing market price on date of grant of $2.30 per share, but acknowledges that immediate sale in the open market may or may not be feasible.

On June 18, 2007, the Company completed a private placement sale of 450,000 shares of its common stock at $2.22 per share for aggregate proceeds of $999,000.

On August 29, 2007, the Board approved issuance of 750,000 restricted common shares to WFEI and 3,000,000 to WFEI or its nominees regarding exploration agreements. This stock was expensed at $2.35 per share, which was the closing price of the stock on that date.

On August 31, 2007, the Company completed a private placement sale of 600,000 shares of its common stock at $2.1581 per share for aggregate proceeds of $1,294,860.  At August 31, 2007 a $1,000,000 subscription receivable was recorded regarding this sale and was collected subsequent to year end on September 13, 2007.

NOTE 9 – Stock Options

On August 8, 2007 the board approved creation of the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of up to 6,905,000 options on 6,905,000 shares of the Company’s common stock, with a maximum exercise period of ten years, to be granted to directors, officers, employees and consultants. During fiscal 2007 the Company granted 3,000,000 stock options to purchase 3,000,000 restricted common shares of Asian Dragon. These options were vested immediately and are exercisable at a price of $2.13 per option, expire in 2017, and were recorded as a compensation expense at fair value for the year ended August 31, 2007 at a total cost of $5,825,491.

The fair value of the options granted were calculated on the date of grant using a Black Scholes option pricing model with the following assumptions: (i) a risk-free interest rate of 3.74% (based on the US 30-day T-Bill rate on grant date); (ii) a dividend yield of zero: (iii) a volatility factor of 167% (based on the 12 month standard deviation of ADG’s daily stock closing price); an exercise price of $2.13 (which was fixed as the closing stock price on grant date); and an expected life of the options of four years (which is the time during which the Company estimates the options will be exercised). As per FASB SFAS 123R, the fair value method requires the cost of options to be expensed over the period in which they vest, which in the case of all 2007 option grants was immediately as of grant date. Additionally as required by FASB SFAS 123R, the value of the underlying shares issuances has been credited to Additional Paid-In Capital on the Balance Sheet.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

A summary of changes in outstanding stock options for the year ended August 31, 2007 is as follows:

	Options Outstanding	Weighted Average Exercise Price

Balance at September 1, 2006	Nil	-
Granted	3,000,000	$2.13
Exercised	Nil	-
Cancelled/expired	Nil	-

Balance at August 31, 2007	3,000,000	$2.13

The following table summarizes information about the options outstanding at August 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)

$2.13	3,000,000	$2.13	10.0	3,000,000	$2.13	10.0

Totals	3,000,000	$2.13	10.0	3,000,000	$2.13	10.0

NOTE 10 – Concentration Risks

The Company’s bank accounts are held in a Canadian Bank. The Canadian Deposit Security Corporation, which insures bank deposits in Canada, does not insure US Dollar deposits  and the insurable limit of Canadian Dollar deposits is Cdn$100,000. At August 31, 2007, the Company held uninsured cash deposits of US$146,239 and Cdn$91,112.

On August 31, 2007, the Company completed a private placement sale of common stock for aggregate proceeds of $1,294,860.  At August 31, 2007 a subscription receivable of $1,000,000 was outstanding regarding this sale. Collection of this receivable was made subsequent to year end on September 13, 2007.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

NOTE 11 – Income Taxes

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

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%

Actual tax rate	0%
=========

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward*	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2006	$ (88,801)	2026	$ 31,080	$ (31,080)	$ —
2007	$ (31,146,247)	2027	$10,901,186	$ (10,901,186)	$ —
	$ (31,235,048)		$10,932,266	$(10,932,266)	$ —

*(excludes non-deductible related party interest accrual)

The total valuation allowance for the year ended August 31, 2007 is $(10,932,266) which increased by $(31,235,048) for the reported period.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

NOTE 12 – Subsequent Events

On August 31, 2007, the Company completed a private placement of 600,000 shares of restricted common stock at $2.1581per share for aggregate proceeds of $1,294,860.  At August 31, 2007 a subscription receivable of $1,000,000 was outstanding regarding this sale. Collection of this receivable was made subsequent to year end on September 13, 2007.

On September 14, 2007, the Company made a payment of $52,937 toward on the shareholder loan referenced in NOTE 6.

On September 14, 2007, the Company made a payment of $800,000 to WFEI of which $499,407 was applied as full payment of the October 1, 2007 Jinjishan commitment and $300,593 was applied to the October 1, 2007 Fuding commitment. The Company did not fulfill its entire payment for the Fuding installment and as of October 1, 2007 the Company was in default as to $802,585 toward the Fuding Agreement. A discussion was held with Fuding regarding this matter and Fuding agreed to extend the payment schedule to accommodate this default. No damages were claimed by Fuding.

On December 12, 2007, the Jinjishan Rights Agreement, the Loning Rights Agreement and the Fuding Rights Agreement (collectively the “Predecessor Agreements”) were replaced with the Jinjishan Agreement (attached herein as Exhibit 10.1), the Loning Agreement (attached herein as Exhibit 10.2), and the Fuding Agreement (attached herein as Exhibit 10.3) (collectively the “Revised Agreements”), all of which clarified certain terminology in the Predecessor Agreements.

On December 12, 2007, WFEI provided Asian Dragon with an undertaking that it had extinguished all rights to any payments under the Predecessor Agreements in favor of payment schedules in the Revised Agreements signed that day, and acknowledged that it has recorded all cash and share payments made under the Predecessor Agreements as payments respectively under the Revised Agreements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

John Karlsson our President and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our President and Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our President and Chief Financial Officer did not find any material weaknesses and believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

Limitations on the Effectiveness of Controls

The Company has confidence in its internal controls and procedures. Nevertheless, the Company’s management (including the Chief Executive Officer and Chief Financial Officer) believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

On August 31, 2007 the Company issued 600,000 shares of its common stock in a private offering to a corporation at USD $2.1581 for aggregate proceeds of $1,294,860. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”). The Company did not engage in any general solicitation or advertising regarding these shares.

On June 15, 2007, the Company issued each of its two independent directors 250,000 shares of restricted common stock for a total issuance of 500,000 shares. This stock was expensed at $2.30 per share, which was the closing price of the stock on the date of issuance.

In a Current Report on Form 8-K filed August 31, 2007 and amended November 29, 2007, the Company stated that the payments required for the Jinjishan Exploration License  total $2,700,000 and the full price for the Jinjishan Plant is $600,000. This information was in error and should have stated that the total payments required for the Jinjishan Exploration License total $2,500,000 and the full price for the Jinjishan Plant is $800,000.

Subsequent to year end the Board adopted a code of ethics and conduct which is attached hereto as Exhibit 14.1

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and officers, as of August 31, 2007, were as set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The term of the directors listed below is each one year.

Name	Age	Positions and Offices Held

John Karlsson	35	President & Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer, Director and Board Chair

Daniel Hachey	48	Director

Jacques Trottier	44	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

John Karlsson

Mr. Karlsson is President and CEO, CFO, Principal Accounting Officer, Secretary and Treasurer, Director and Board Chair of Asian Dragon Group Inc. In this capacity, Mr. Karlsson is responsible for all overall management the Company. His current term as a Director of ADG commenced on June 8, 2006 and runs until the next annual meeting of the stockholders unless earlier terminated. Mr. Karlsson’s business experience during the past six years has consisted of running Karlsson Law Corporation, a boutique corporate finance related practice in Vancouver, British Columbia, Canada. Mr. Karlsson is an attorney and has practiced law in British Columbia, Canada since 2003. Mr. Karlsson holds Bachelor of Arts and Law degrees from the University of Victoria and University of Manitoba, respectively. He is currently a member of the Law Society of British Columbia.

Daniel Hachey

Mr. Hachey joined the Board on March 22, 2007. His background has been primarily in investment banking with over twenty years of experience in the capital markets, largely in the area of public equity financings, Initial Public Offerings (IPOs) and private placements. Mr. Hachey has also been active in the area of mergers and acquisitions, fairness opinions and other advisory work. Currently, Mr. Hachey is President and CEO of Greenwich Global Capital Inc., a public capital pool company listed on the TSX-V.

In addition, Mr. Hachey has held Board of Directors' positions with both public (NASDAQ, TSX and TSX-V) and private companies. Notable financings in which Mr. Hachey has been involved include Glamis Gold (recently purchased by Goldcorp), Canico Resource (recently purchased by CVRD), Research in Motion, JDS Fitel (now JDS Uniphase), Alliance Communications (now Alliance Atlantis). Currently Mr. Hachey sits on the boards of Paramount Gold & Silver Corp. (PZG on Amex and TSX); Tarquin Group Inc. (TQN on TSX-V) and Franc-Or (FOR on TSX). Mr. Hachey graduated from McGill University with a MBA degree in Finance. Prior to that he was enrolled in a Master of Science program at Universite de Montreal after earning his Bachelor of Science degree from Concordia University.

Jacques Trottier

Dr. Jacques Trottier joined the Board on June 6, 2007. He has a Bachelor's Degree in Geology, a Master's Degree in Geochemistry from the University of Quebec in Montreal (UQAM) and obtained a Doctorate at the Ecole Polytechnique in Montreal. Since obtaining his Doctorate, Dr. Trottier dedicated his career primarily to managing junior exploration companies, having first joined the Morisco Mining Group as Vice President of Research and Development from 1987 to 1993, thereafter followed by President of Coleraine Mining Resources from 1993 to 1996. During this period, he was in charge of the geological evaluation for the development and start-up of the Donalda gold mine located in Abitibi, and the Nugget Pond gold mine in Newfoundland. From February 1996 to December 2006, he has been a director of Sulliden Exploration Inc. During this time he spearheaded the company's initiatives in Peru with considerable success. Among them, the discovery of two copper-gold porphyry systems (Cementerio and San Antonio) on the Huaquillas property in northern Peru, as well as the discovery of a polymetallic high grade zinc-lead-silver massive sulfide zone (known as P8unaPuna), located in central Peru. This last discovery led to his recognition in the year 2000 as Prospector of the year in Peru, conferred by the Honorary Mining Merit committee composed of 15 members representing seven professional mining related organizations, including the National Society of Mining, Petroleum and Energy; the Geological Society of Peru; and the Ministry of Energy and Mines. Between 2002 and 2006, he has developed the Shahuindo gold-silver project, also located in Peru, that is now recognized as a multi-million-ounce world-class deposit. Since January 2007, Dr. Trottier has been the President and owner of Trotco Exploration Inc., a private consulting company that provides services to international mining exploration companies.

Family Relationships

There are no family relationships between or among any of our officers or directors.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of the Company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee Financial Expert

In 2006 the Board delegated responsibilities of the Audit Committee to the full Board. Due to the fact that the Company is in its exploration stage, it has not yet been able to recruit and compensate a financial expert for the Audit Committee.

Compliance With Section 16(a) of the Exchange Act - Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act as amended requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and 10% Stockholders of the Company are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms so filed.

Based solely upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them by Section 16(a) during the year 2007.

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended August 31, 2007, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements, except as described below.

Mr. John Karlsson failed to timely file his Schedule 13D Form 3 within 10 days of his acquiring a greater than 5% ownerships position in the Company on August 8, 2006. In addition, Mr. Karlsson failed to file his Form 3 in a timely manner regarding this same transaction. Mr. Karlsson subsequently filed his Form 3 and has been informed of the late status of his Schedule 13D and is in the process of preparing this filing.

Mr. Daniel Hachey failed to timely file his Form 3 relating to his appointment as a director of the Company and his Forms 4 regarding his stock grant and his options grant. To resolve this matter Mr. Hachey filed a timely Form 5 subsequent to year end.

Mr. Jacques Trottier failed to timely file his Form 3 relating to his appointment as a director of the Company and his Forms 4 regarding his stock grant and his options grant. To resolve this matter Mr. Trottier filed a timely Form 5 subsequent to year end.

Code of Ethics and Conduct

Subsequent to year end the Board approved a code of ethics and conduct which is attached hereto as Exhibit 14.1

Director Compensation

During fiscal 2007 Mr. Hachey and Mr. Trottier were each granted 250,000 restricted common shares of the Company as an inducement to join the Board. Additionally, each was granted 500,000 stock options to purchase 500,000 restricted common shares of Asian Dragon as payment for services to be provided to the Company. The options were vested immediately and are exercisable at a price of $2.13 per option and expire in 2017. The stock grants were expensed at the close price on date of grant of $2.30, for a total cost of $1,150,000 and the options were expensed at fair based on the price of $2.13 on date of grant using a Black-Scholes Option Pricing Model and were recorded at a total cost of $1,941,830.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth information regarding the salaries and other compensation paid to our executive officer in our most recent fiscal year ended August 31, 2007 and since inception:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (3)	Restricted Stock Awards or SRAs ($) (1)	Securities Underlying Options or SARs (#) (4)	LTIP Payouts ($) (2)	All Other Compensation ($)

John Karlsson President & CEO, CFO, PAO	Fiscal 2007	Nil	Nil	100,000	Nil	2,000,000	Nil	Nil
John Karlsson President & CEO, CFO, PAO	Fiscal 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)     SARs are “Stock Appreciation Rights”

(2)     LTIP’s are “Long-Term Incentive Plans”

(3)     Mr. Karlsson was paid consulting fees of $100,000 in 2007.

(4)     During fiscal 2007 the Company granted 2,000,000 stock options to purchase 2,000,000 restricted common shares of Asian Dragon to Mr. Karlsson. These options were vested immediately.

Option/SAR Grants in Last Fiscal Year
Name	Number of Securities Underlying Options or SAR’s (#)	Percentage of Total Options or SARs Granted to Employee in Fiscal Year	Exercise Price ($/share)	Expiration Date	Grant Date Value ($)

John Karlsson	2,000,000	100%	2.13	August 8, 2017	3,883,660

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Table
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-end (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

John Karlsson	Nil	Nil	2,000,000	Nil	Zero	Nil

No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

The Company has not yet established a Compensation Committee of the Board and plans to do so in the near future.

The Company does not have an employment agreement with its President & CEO and there is no policy in place which creates a relationship between corporate performance and executive or director compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock and all such persons as a group. Each person has sole voting and investment power with respect to the shares shown.

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)

Common Stock	John Karlsson 1100 – 475 Howe Street Vancouver, BC, Canada V6C 2B3	7,450,000	18.5%

Common Stock	All Included Persons as a Group	7,450,000	18.5%

(1)     The beneficial shares owned by Mr. Karlsson include 5,450,000 presently issued and 2,000,000 which could be issued upon exercise of stock options

(2)     The denominator for this calculation is based on the 38,275,000 presently issued shares of the Company plus 2,000,000 shares which might be issued if Mr. Karlsson were to exercise all his stock options

The following table sets the beneficial ownership of the Company’s Common Stock by all directors and officers individually and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown.

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (4)

Common Stock	John Karlsson President & CEO, CFO, PAO, Secretary & Treasurer, Director and Board Chair 1100 – 475 Howe Street Vancouver, BC, Canada V6C 2B3	7,450,000 (1)	18.0%

Common Stock	Daniel Hachey - Director 1087 Mayfair Road Oakville, Ont, Canada L6M 1G6	750,000 (2)	1.8%

Common Stock	Jacques Trottier - Director 1155 Rue University, Suite 508 Montreal, PQ, Canada H3B 3A7	750,000 (3)	1.8%

Common Stock	All Directors & Officers as a Group	8,950,000	21.7%

(continued)

(1)     The beneficial shares owned by Mr. Karlsson include 5,450,000 presently issued and 2,000,000 which could be issued upon exercise of stock options

(2)     The beneficial shares owned by Mr. Hachey include 250,000 presently issued and 500,000 which could be issued upon exercise of stock options

(3)     The beneficial shares owned by Mr. Trottier include 250,000 presently issued and 500,000 which could be issued upon exercise of stock options

(4)     The denominator for this calculation is based on the 38,275,000 presently issued shares of the Company plus 3,000,000 shares which might be issued if all of Messrs. Karlsson, Hachey and Trottier were to exercise all their stock options

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the year ending August 31, 2007 related party transactions which exceeded $60,000 in value which involved our CEO John Karlsson included: (i) the advance of $76,038, including accrued interest, in shareholders from Mr. Karlsson to the Company; (ii) the payment of consulting fees of $100,000 to Mr. Karlsson (of which $75,000 was due and payable at year end); and (iii) the grant to Mr. Karlsson of 2,000,000 options to purchase 2,000,000 shares of restricted common stock of the Company the non-cash expense for which was recorded as $3,883,660.

Additionally during fiscal 2007, our two independent directors each received compensation of 250,000 restricted common shares and 500,000 options to purchase 500,000 common shares of ADG. These two sets of stock and stock option grants were recorded as total non-cash expenses of $3,091,330.

Certain Business Relationships

During the year ending August 31, 2007 the Company made payments of $33,355 in legal fees to Karlsson Law Corporation Inc., of which our CEO is principal. Additionally, Mr. Karlsson provided office facilities to the Company free of charge.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In its capacity as the Audit Committee, the Board of Directors pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board of Directors annually approves the scope and fee estimates for the year-end audit to be performed by the Corporation’s independent auditors for the fiscal year. With respect to other permitted services, the Board of Directors pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

Audit Fees
The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2007 – $26,455 - Schumacher & Associates Inc.
2006 – $48,000 - Schumacher & Associates Inc.

Audit - Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2007 – $Nil -  Schumacher & Associates Inc.
2006 – $Nil – Schumacher & Associates Inc.

Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 – $Nil -  Schumacher & Associates Inc.
2006 – $Nil – Schumacher and Associates Inc.

All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 – $Nil -  Schumacher & Associates Inc.
2006 – $Nil – Schumacher and Associates Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.       Exhibit Description

3.1        Articles of Incorporation*

3.2        Certificate of Amendment of Articles of Incorporation*

3.2         Bylaws*

10.1       Jinjishan Agreement

10.2        Loning Agreement

10.3        Fuding Agreement

10.4        World Fortune Enterprise Inc. Agency and Cooperative Agreement**

14.1        Code of Ethics

31.1        Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2        Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1        Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed as an exhibit to our registration statement on Form SB-2 filed March 22, 2005 and incorporated here by reference.

** Filed as an exhibit to a Form 10-Q filed January 22, 2007 and incorporated here by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ASIAN DRAGON GROUP INC.

/s/ John Karlsson
John Karlsson
President and Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, Secretary and Treasurer, Director
and Board Chair

Dated: December 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John Karlsson
John Karlsson	President & CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director and Board Chair	December 14, 2007

/s/Daniel Hachey
Daniel Hachey	Director	December 14, 2007

/s/ Jacques Trottier
Jacques Trottier	Director	December 14, 2007