Form 10-Q
period 2007-11-30
ASIAN DRAGON GROUP INC.
filed 2008-01-18
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2007

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

          The issuer had 38,275,000 shares of common stock issued and outstanding as of January 17, 2008.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Table of Contents

Page
PART I. Financial Information

Item 1. Financial Statements.

Balance Sheets at November 30, 2007 (unaudited) and August 31, 2007 (audited)	F-1

Unaudited Statements of Operations for the three month periods ended November 30, 2007 and November 30, 2006 and the Exploration Stage Period of August 15, 2006 to November 30, 2007	F-2

Statement of Stockholders’ Equity (audited, unless otherwise noted)	F-3

Unaudited Statements of Cash Flows for the three month periods ended November 30, 2007 and November 30, 2006 and the Exploration Stage Period of August 15, 2006 to November 30, 2007	F-4

Notes to Unaudited Financial Statements	F-5 to F-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	27

PART II. Other Information

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	34

Item 6. Exhibits	34

Signatures	34

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Balance Sheets

	November 30, 2007 (Unaudited)	Year ended August 31, 2007 (Note 1)

ASSETS
CURRENT ASSETS
Cash	$161,722	$326,381
Prepaid expenses	17,305	-
Subscription receivable (Note 7)	-	1,000,000

Total current assets	179,027	1,326,381

Total assets	$179,027	$1,326,381
	===============	===============

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Commitments payable (Note 4) – current portion	$6,387,408	$7,179,407
Accounts payable	1,030	66,470
Account payable - related party ( Note 6)	-	75,000
Accrued liabilities	8,500	40,000
Shareholder loans (Notes 5 and 6)	187,302	237,840

Total current liabilities	$6,584,240	$7,598,717

LONG-TERM LIABILITIES
Commitments payable (Note 4) – long-term portion	$2,500,000	$2,500,000

Total long-term liabilities	$2,500,000	$2,500,000

Total liabilities	$9,084,240	$10,098,717

COMMITMENTS AND CONTINGENCIES (Notes 4,5,6 and 8)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,275,000 issued and outstanding at November 30, 2007 and August 31, 2007 respectively (Note 7)	38,275	38,275
Paid-in Capital (Notes 7)	22,584,842	22,584,842
Accumulated deficit in the exploration stage	(31,528,088)	(31,382,181)
Accumulated other comprehensive income (loss)	(242)	(13,272)

Total stockholders’ (deficit)	(8,905,213)	(8,772,336)

Total liabilities and stockholders’ equity	$179,027	$1,326,381
	===============	===============

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Statements of Operations
(unaudited)

		Three Months ending November 30, 2007		Three Months ending November 30, 2006	Exploration Stage August 15, 2006 through November 30, 2007

EXPENSES:
Exploration licenses		$8,001		$1,000,000	$21,860,001
Exploration expenses		-		13,733	50,215
Agent fees		-		-	1,822,500
Professional and consultant fees		61,305		-	333,719
Stock-based compensation – officers and directors		-		-	6,975,491
Investor relations		57,708		-	131,111
Administrative expenses		16,494		48,132	127,880

Total expenses		$143,508		$1,061,865	$31,300,917

Net loss from operations		$(143,508)		$(1,061,865)	$(31,300,917)

Interest expense		(2,399)		(2,095)	(12,841)

Net loss from continuing operations		$(145,907))		$(1,063,960)	$(31,313,758)

Net loss from discontinued operations		-		-	(214,330)

Net Loss		$(145,907)		$(1,063,960)	$(31,528,088)
		=============		=============	==============

Loss per common share (Note 2), basic and diluted from discontinued operations:	$	n/a	$	n/a	$(0.01)

Loss per common share (Note 2), basic and diluted from continuing operations:	$	Nil		$(0.03)	$(0.93)

Weighted average shares outstanding , basic and diluted (Note 2)		38,275,000		32,088,187	33,815,678

OTHER COMPREHENSIVE LOSS:
Net loss		$(145,907)		$(1,063,960)	$(31,528,088)
Foreign currency translation adjustment		13,030		-	(242)
Total other comprehensive (loss)		$(132,877)		$(1,063,960)	$(31,528,330)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)
(all data audited, unless otherwise stated)

	Common Shares	Common Stock	Discount on Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Exploration Stage	Total Stockholders' Equity (Deficit)
		$	$	$	$	$	$

To give effect to 4 for 1 stock dividend	96,575,000	$19,315	$(7,309)	$29,260	$(462)	$(121,066)	$(80,262)
Cancellation of common shares	(64,550,000)	$12,710	$7,309	$(20,019)	$—	$—	$—

Net loss for period from September 1, 2005 to August 15, 2006	—	$—	$—	$—	$(313)	$(93,264)	$(93,577)
Net loss during Exploration Stage ended August 31, 2006	—	$—	$—	$—	$—	$(1,424)	$(1,424)

Balance, August 31, 2006	32,025,000	$32,025	$—	$9,241	$(775)	$(215,754)	$(175,263)

Common shares issued for cash at $4.00 per share November 6, 2006	250,000	$250	$—	$999,750	$—	$—	$1,000,000
Common shares issued for cash at $5.00 per share December 18, 2006	400,000	$400	$—	$1,999,600	$—	$—	$2,000,000
Common shares issued for cash at $5.00 per share April 2, 2007	300,000	$300	$—	$1,499,700	$—	$—	$1,500,000
Common shares issued as compensation and expensed at $2.30 per share June 15, 2007	500,000	$500	$—	$1,149,500	$—	$—	$1,150,000
Common shares issued for cash at $2.22 per share June 18, 2007	450,000	$450	$—	$998,550	$—	$—	$999,000
Common shares issued as Agent fees and expensed at $2.35 per share August 29, 2007	3,750,000	$3,750	$—	$8,808,750	$—	$—	$8,812,500
Additional Paid-In Capital relating to options expensed at $2.13 per share August 31, 2007	—	$—	$—	$5,825,491	$—	$—	$5,825,491
Common shares issued for cash at $2.1581 per share August 31, 2007	600,000	$600	$—	$1,294,260	$—	$—	$1,294,860
Net loss for year ended August 31, 2007	—	$—	$—	$—	$(12,497)	$(31,166,427)	$(31,178,924)

Balance, August 31, 2007	38,275,000	$38,275	$—	$22,584,842	$(13,272)	$(31,382,181)	$(8,772,336)

Net loss - three months ended November 30, 2007*	—	$—	$—	$—	$13,030	$(145,907)	$(132,877)

Balance, November 30, 2007*	38,275,000	$38,275	$—	$22,584,842	$(242)	$(31,528,088)	$(8,905,213)
	=======	=======	========	=======	==========	=========	=========

*(unaudited)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Statements of Cash Flows
(unaudited)

	Three Months ending November 30, 2007	Three Months ending November 30, 2006	Exploration Stage August 15, 2006 through November 30, 2007

Cash flows from operating activities:
Net loss for the period	$(145,907)	$(1,063,960)	$(31,313,758)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	2,399	2,095	12,841
Net change in operating assets and liabilities:
Accounts receivable	-	-	-
Subscription receivable	1,000,000	-	-
Prepaid expenses	(17,305)	-	(17,305)
Commitments payable	(791,999)	-	8,887,408
Accounts payable and accrued liabilities	(171,940)	53,336	(2,931)

Net cash provided (used) by operating activities	(124,752)	(1,008,529))	(22,433,745)

Cash flows from financing activities:
Common stock issued for cash	-	1,000,000	6,793,860
Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500
Loans by stockholders	(52,937)	8,457	13,011

Net cash provided by financing activities	(52,937)	1,008,457	22,594,862

Effect of foreign currency translation	13,030	-	533

Net increase (decrease) in cash	(164,659)	(72)	161,650

Cash, beginning of period	326,381	72	72

Cash, end of period	$161,722	$-	$161,722
	============	============	=============

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

NOTE 1 – Nature of Business and Basis of Presentation

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

The unaudited financial statements as of November 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the August 31, 2007 audited financial statements and notes thereto.

Exploration Stage Activities

The Company has been in the exploration stage since August 15, 2006 and has not yet realized any revenues from its operations.

NOTE 2 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had an operating loss in the current quarter of $(145,907) and has accumulated operating losses since its inception. Additionally the Company has a deficit in working capital and stockholders equity, is in default on its commitments  and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

During the quarter ended November 30, 2007, we addressed the going concern issue by collecting a subscription receivable of $1,000,000 related to the sale of common shares in the last quarter of fiscal 2007. Additionally, subsequent to quarter-end, on January 14, 2008, the Company completed a private placement sale of 500,000 shares of its common stock at $0.80 per share for aggregate proceeds of $400,000. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

NOTE 3 – Exploration License Agreements

Jinjishan Property and Concentration Plant

The Jinjishan License consists of an Exploration License on a contiguous 28.3 sq km property located in the Northwest part of the Luoning County, Henan Province, China, in the Changshui community. The Jinjishan Plant is located in the same area and we note that this formerly operating plant, and other infrastructure and buildings acquired in each of our Exploration License purchases to date entirely, and without exception, have no value from an accounting or operational perspective due to age and state of repair.

Asian Dragon entered into an agreement (the “Jinjishan Rights Agreement”) with World Fortune Enterprise, Inc. (“WFEI”) effective August 29, 2007, to acquire a 70% interest in The Jinjishan License (the “Jinjishan Rights”) and a 100% interest in the Jinjishan Plant (collectively the “Jinjishan Interests”). Under the Jinjishan Rights Agreement Asian Dragon will assume the payment responsibilities of WFEI for the Jinjishan Interests.

WFEI does not own the exploration license referenced in the Jinjishan Rights Agreement with Asian Dragon. Rather, WFEI has an agreement with Luoyang Canadian United Mining Ltd. (“LCUML”) for the Jinjishan Interests. LCUML owns the rights for the Jinjishan Interests and WFEI has represented, pursuant to the Jinjishan Rights Agreement, that once WFEI has acquired clear title to the Jinjishan Interests from LCUML it will assign the rights to Asian Dragon and that those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. WFEI has also represented that when it acquires clear title to the Jinjishan Interests, it will have the right and authority to transfer those rights to Asian Dragon.

Asian Dragon is not a party to the agreement between WFEI and LCUML. Nor is it a party to the agreement between LCUML and the party that previously owned the rights to the Jinjishan Interests and may have little or no recourse on LCUML, or the party from whom LCUML purchased the rights, in the event that the Jinjishan Rights Agreement does not comply with the agreements between these third parties. However, Asian Dragon has received an attorney’s letter stating that these third party agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

Asian Dragon issued 250,000 shares of its common stock to WFEI on August 29, 2007 and an additional one million shares to WFEI nominees in regards to the Jinjishan Rights Agreement.

The terms of the Jinjishan Rights Agreement require total consideration of $2,500,000 for the Jinjishan License and $800,000 for the Jinjishan Plant. The Jinjishan Rights Agreement acknowledged Asian Dragon provided payments totaling US$1,792,000 to August 29, 2007 (inclusive of a payment of US$600,000 toward the Jinjishan Plant) and required further investment by Asian Dragon as follows: (i) US$500,000 by October 1, 2007; (ii) US$507,407 by March 1, 2008; and (iii) US$500,000 by October 1, 2008.

Subsequent to quarter-end on December 12, 2007, with the mutual consent of WFEI, the Jinjishan Rights Agreement was replaced.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

with the “Jinjishan Agreement” which clarified certain terminology in the predecessor agreements. This agreement was filed with our Report on Form 10-K as Exhibit 10.1. WFEI has provided Asian Dragon with an undertaking that it has extinguished all rights to any payments under the predecessor agreements and has acknowledged that it has recorded all cash and share payments made under the predecessor agreements as payments under the Jinjishan Agreement.

Loning Property

The Loning License consists of an Exploration License on a 9.1 sq km property located in the Xiaoqinling Region, China, and is three km southwest of the Jinjishan License.

Asian Dragon entered into an agreement (the “Loning Rights Agreement”) with WFEI effective August 29, 2007, to acquire a 70% interest in the Loning License (the “Loning Rights”). Under the Loning Rights Agreement, Asian Dragon will assume the payment responsibilities of WFEI for the Loning License.

WFEI does not own the exploration license referenced in the Loning Rights Agreement with Asian Dragon. Rather, WFEI has an agreement with Henan Yunfeng Resource of Mining Development Co. (“Yunfeng”) for the Loning Rights. However, Yunfeng does not own the Loning License, but has entered into a purchase agreement with a third party for the Loning License. WFEI has represented, pursuant to the Loning Rights Agreement, that once it has acquired clear title to the Loning Rights from Yunfeng, it will assign those rights to Asian Dragon and that the rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. WFEI has also represented that when it has clear title to the Loning Rights, it will have the right and authority to transfer those rights to Asian Dragon.

Asian Dragon is not a party to the agreement between WFEI and Yunfeng. Nor is it a party to the agreement between Yunfeng and the party that previously owned the Loning Rights and may have little or no recourse on Yunfeng or the party from whom Yunfeng purchased the rights, in the event that the Loning Rights Agreement does not comply with the agreements between these third parties. However, Asian Dragon has received an attorney’s letter stating that these third party agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

Asian Dragon issued 250,000 shares of its common stock to WFEI on August 29, 2007 and an additional one million shares to WFEI nominees in regards to the Loning Rights Agreement.

The terms of the Loning Rights Agreement required total payments by Asian Dragon of $1,510,000, of which $1,000,000 is to be expended by Asian Dragon for exploration purposes. The Loning Rights Agreement acknowledged Asian Dragon has provided payments totaling US$400,000 to August 29, 2007 and required further investment by Asian Dragon as follows: (i) US$110,000 by March 1, 2008; (ii) US$500,000 by September 30, 2008; and (iii) US$500,000 by September 30, 2009.

Subsequent to quarter-end on December 12, 2007, with the mutual consent of WFEI, the Loning Rights Agreement was replaced with the “Loning Agreement” which clarified certain terminology in the predecessor agreements. This agreement was filed with our

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

Report on Form 10-K as Exhibits 10.2. WFEI has provided Asian Dragon with an undertaking that it has extinguished all rights to any payments under the predecessor agreements and has acknowledged that it has recorded all cash and share payments made under the predecessor agreements as payments respectively under the Loning Agreement.

Luanchuan Mozigou Molybdenum Property
Lushi Jiashapa Vanadium Property
Luoning Xiayu Fanggelewan Silver-Lead Property
XWG Silver-Lead Property

The MZG License consists of an Exploration License on a 14.09 sq km property located in the Jiaohe Village of Luanchuan County, Henan Province, China. The JSP License consists of an Exploration License on an 8.3 sq km property located in the area of Wenguxiang to Dashihe in Lushi County, Henan Province, China. The FGLW License consists of a 1.75 sq km exploration license located approximately 240 km west of Zhengzhou and 80 km west of Luoyang. The XWG License consists of a 2.13 sq km exploration license located in the area of Xiayu, Henan Province, China. (Collectively, these licenses are hereafter references as the “Fuding Properties”).

Asian Dragon entered into an agreement (the “Fuding Rights Agreement”) with WFEI effective August 29, 2007, to acquire a 51% interest in the Fuding Properties (the “Fuding Rights”). Under the Fuding Agreement, Asian Dragon will assume the payment responsibilities of WFEI for the various rights and interests.

WFEI does not own the interests referenced in the Fuding Rights Agreement with Asian Dragon. Rather, WFEI has an agreement with Luoning Fuding Mining Development, Ltd. (“Fuding”) for those interests. However, Fuding does not own the rights, but has entered into purchase agreements for the Fuding Properties with other third parties. WFEI has represented, pursuant to the Fuding Rights Agreement, that once it has clear title to the Fuding Rights from Fuding it will assign the rights to Asian Dragon and that those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. WFEI has also represented that when it has clear title to the Fuding Rights, it will have the right and authority to transfer those rights to Asian Dragon.

Asian Dragon is not a party to the agreement between WFEI and Fuding. Nor is it a party to the agreements between Fuding and the third parties who previously owned the Fuding Rights and may have little or no recourse on Fuding, or the other third parties with whom Funding has entered into purchase agreements, in the event that the Fuding Rights Agreement does not comply with the agreements between these third parties. However, Asian Dragon has received an attorney’s letter stating that these third party agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

Asian Dragon issued 250,000 shares of its common stock to WFEI on August 29, 2007 and an additional one million shares to WFEI nominees in regards to the Fuding Rights Agreement.

The terms of the Fuding Agreement require total consideration of $10,000,000. The Fuding Rights Agreement acknowledged Asian Dragon provided an initial payment of $2,730,000 and required further payments as follows: $1,270,000 on October 1, 2007; $2,000,000 before March 1, 2008; $2,000,000 on June 1, 2008; and

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

$2,000,000 on October 1, 2008. The total payment due October 1, 2007 was not made. A discussion was held with Fuding regarding this matter and Fuding agreed to extend the payment schedule to accommodate this default. No damages were claimed by Fuding.

Subsequent to quarter-end on December 12, 2007, with the mutual consent of WFEI, the Fuding Rights Agreement was replaced with the “Fuding Agreement” which clarified certain terminology in the predecessor agreements. This agreement was filed with our Report on Form 10-K as Exhibits 10.3. WFEI has provided Asian Dragon with an undertaking that it has extinguished all rights to any payments under the predecessor agreements and has acknowledged that it has recorded all cash and share payments made under the predecessor agreements as payments under the Fuding Agreement.

Additionally, subsequent to quarter-end, the Company made a payment of $800,000 to WFEI of which $507,407 was applied as full payment of the October 1, 2007 Jinjishan commitment and $292,593 was applied to the October 1, 2007 Fuding commitment. The Company did not fulfill its entire payment for the Fuding installment and as of October 1, 2007 the Company was in default as to $977,407 toward the Fuding Agreement. A discussion was held with Fuding regarding this matter and Fuding agreed to extend the payment schedule to accommodate this default. No damages were claimed by Fuding. Subsequent to quarter-end on January 15, 2008, the Company made a payment of $400,000 toward this installment.

NOTE 4 – Commitments and Contingencies

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

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

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

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

Financial Commitments

The Company’s remaining commitments under its Agreements referenced in NOTE 3 are as follows:

PART ONE – Monetary Commitments:

Project Item	Installments Required	Payments Made	Balance Due	Deadlines

Jinjishan Agreement commitments:
- initial payment	$ 1,792,593	$ 1,792,593	$ Nil	August 29, 2007
- installment one	507,407	507,407	Nil	October 1, 2007
- installment two	500,000	-	500,000	March 1, 2008
- installment three	500,000	-	500,000	October 1, 2008

Sub-total (1)	$ 3,300,000	$ 2,300,000	$ 1,000,000

Loning Agreement commitments:
- initial payment	$ 400,000	$ 400,000	$ Nil	August 29, 2007
- installment one	110,000	33,178	76,822	March 1, 2008
- installment two (2)	500,000	-	500,000	September 30, 2008
- installment three (2)	500,000	-	500,000	September 30, 2009

Sub-total	$ 1,510,000	$ 433,178	$ 1,076,822

Fuding Agreement commitments:
- initial payment	$ 2,730,000	$ 2,730,000	$ Nil	August 29, 2007
- installment one (3)	1,270,000	292,593	977,407	October 1, 2007
- installment two	2,000,000	-	2,000,000	March 1, 2008
- installment three	2,000,000	-	2,000,000	June 1, 2008
- installment four	2,000,000	-	2,000,000	October 1, 2008

Sub –total	$ 10,000,000	$ 3,022,593	$ 6,977,407

Grand Total Balance Due			$ 9,054,229

(1) Allocated as to $2,500,000 for Jinjishan Exploration License and $800,000 for Jinjishan Plant
(2) Contractually agreed to be spent by ADG for exploration expenses to develop the Loning Property

(3) On September 14, 2007, the Company made a payment of $800,000 to WFEI of which $507,407 was applied as full payment of the October 1, 2007 Jinjishan commitment and $292,593 was applied to the October 1, 2007 Fuding commitment. The Company did not fulfill its entire payment for the Fuding installment and as of October 1, 2007 the Company was in default as to $977,407 toward the Fuding Agreement). Subsequent to quarter-end on January 15, 2008, the Company made a payment of $400,000 toward this installment.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

PART TWO – Share Payment Commitments:

Project Item	Installment	Balance Due	Deadline

Jinjishan Agreement commitment - WFEI	250,000	Nil	August 29, 2007
Jinjishan Agreement commitment- WFEI nominees	1,000,000	Nil	August 29, 2007

Loning Agreement commitment - WFEI	250,000	Nil	August 29, 2007
Loning Agreement commitment - WFEI nominees	1,000,000	Nil	August 29, 2007

Fuding Agreement commitment - WFEI	250,000	Nil	August 29, 2007
Fuding Agreement commitment - WFEI nominees	1,000,000	Nil	August 29, 2007

Total Balance Due		Nil shares

NOTE: All shares referenced are Asian Dragon Group Inc. restricted common shares

NOTE 5 – Shareholder Loan

At November 30, 2007, the Company had one shareholder loan outstanding from a related party of $187,302, which included $2,399 of accrued interest for the quarter. This loan is uncollateralized and has no fixed repayment dates. During the three months ending November 30, 2007 a repayment of $52,937 was made toward this shareholder loan.

NOTE 6 – Related Party Transactions

During the three months ending November 30, 2007 related party transactions included: (i) the shareholder loan activity recorded in Note 5; (ii) payment of $20,000 in legal fees to Karlsson Law Corporation Inc., of which our CEO is principal; (iii) the provision of office facilities by our CEO for no charge; and (iv) the payment of a $75,000 account payable to our CEO for consulting fees recorded in fiscal 2007. Additionally, one of our independent directors visited our exploration sites in China on a geological consulting basis for which he received fees of $32,805 and reimbursement for expenses of $14,401.

NOTE 7 – Common Stock

On August 31, 2007, the Company completed a private placement sale of 600,000 shares of its common stock at $2.1581 per share for aggregate proceeds of $1,294,860.  At August 31, 2007 a $1,000,000 subscription receivable was recorded regarding this sale and was collected on September 13, 2007.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

NOTE 8 – Subsequent Events

On December 12, 2007, the Jinjishan Rights Agreement, the Loning Rights Agreement and the Fuding Rights Agreement (collectively the “Predecessor Agreements”) were replaced with the Jinjishan Agreement, the Loning Agreement, and the Fuding Agreement (collectively the “Revised Agreements”), all of which clarified certain terminology in the Predecessor Agreements.

Additionally, on December 12, 2007, WFEI provided Asian Dragon with an undertaking that it had extinguished all rights to any payments under the Predecessor Agreements in favor of payment schedules in the Revised Agreements signed that day, and acknowledged that it has recorded all cash and share payments made under the Predecessor Agreements as payments respectively under the Revised Agreements.

On January 14, 2008, the Company completed a private placement sale of 500,000 shares of its common stock at $0.80 per share for aggregate proceeds of $400,000.

On January 15, 2008, the Company made a payment of $400,000 toward its commitment owing to Fuding of $977,407, which is in default.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain information included herein contains forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934. These sections provide that the safe harbor for forward looking statements does not apply to statements made in initial public offerings. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-Q and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) continued development of business opportunities; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our business plans; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and (vi) other risks including those identified in our other filings with the Securities and Exchange Commission.

General

Asian Dragon was established to develop projects which focus on China’s growing precious and base metals reserves and markets.

When ADG closed its Romanian operating subsidiary in 2006 it became required under generally accepted accounting principles (“GAAP”) to set the exploration period of the Company to a start date of August 15, 2006, the date of the dissolution of the subsidiary. The following discussion and analysis covers material changes in the financial condition of Asian Dragon for the three month period ended November 30, 2007 (“QI-08”), the three month period ended November 30, 2006 (“QI-07”), and the period from August 15, 2006 to November 30, 2007 (the “Exploration Stage”) without the inclusion of its terminated subsidiary Galaxy Telnet SRL.

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

Our fiscal year end is August 31st.

Business Development

Asian Dragon has developed it business by using World Fortune Enterprise Inc. (“WFEI”) as its Agent. The nature of the business arrangement between Asian Dragon and WFEI is based upon: (i) WFEI acting as Asian Dragon’s Agent in China to source exploration opportunities; (ii) WFEI executing contracts with partners in China which provide access to certain exploration opportunities based upon certain payment schedules; and (iii) WFEI entering agreements with Asian Dragon to sell to Asian Dragon, based on certain payment schedules, the exploration licenses which WFEI has contracted to acquire. Under its current Exploration Agreements, Asian Dragon has no recourse on WFEI in the event that WFEI were to fail to meet its contractual obligations to flow funds WFEI receives from Asian Dragon through to WFEI’s Chinese Partners, or if WFEI were to fail to meet any other non-monetary obligations.

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

At present the Exploration Licenses described below have no carrying value for accounting purposes because Asian Dragon does not yet have full title to each. The information which follows is meant to provide the reader of this Report with full information regarding the Company’s initiatives.

Jinjishan Property and Concentration Plant

The Jinjishan License consists of an Exploration License on a contiguous 28.3 sq km property located in the Northwest part of the Luoning County, Henan Province, China, in the Changshui community. The Jinjishan Plant is located in the same area and we note that this formerly operating plant, and other infrastructure and buildings acquired in each of our Exploration License purchases to date entirely, and without exception, have no value from an accounting or operational perspective due to age and state of repair.

Asian Dragon entered into an agreement (the “Jinjishan Rights Agreement”) with World Fortune Enterprise, Inc. (“WFEI”) effective August 29, 2007, to acquire a 70% interest in The Jinjishan License (the “Jinjishan Rights”) and a 100% interest in the Jinjishan Plant (collectively the “Jinjishan Interests”). Under the Jinjishan Rights Agreement Asian Dragon will assume the payment responsibilities of WFEI for the Jinjishan Interests.

WFEI does not own the exploration license referenced in the Jinjishan Rights Agreement with Asian Dragon. Rather, WFEI has an agreement with Luoyang Canadian United Mining Ltd. (“LCUML”) for the Jinjishan Interests. LCUML owns the rights for the Jinjishan Interests and WFEI has represented, pursuant to the Jinjishan Rights Agreement, that once WFEI has acquired clear title to the Jinjishan Interests from LCUML it will assign the rights to Asian Dragon and that those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. WFEI has also represented that when it acquires clear title to the Jinjishan Interests, it will have the right and authority to transfer those rights to Asian Dragon.

Asian Dragon is not a party to the agreement between WFEI and LCUML. Nor is it a party to the agreement between LCUML and the party that previously owned the rights to the Jinjishan Interests and may have little or no recourse on LCUML, or the party from whom LCUML purchased the rights, in the event that the Jinjishan Rights Agreement does not comply with the agreements between these third parties. However, Asian Dragon has received an attorney’s letter stating that these third party agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

Asian Dragon issued 250,000 shares of its common stock to WFEI on August 29, 2007 and an additional one million shares to WFEI nominees in regards to the Jinjishan Rights Agreement.

The terms of the Jinjishan Rights Agreement require total consideration of $2,500,000 for the Jinjishan License and $800,000 for the Jinjishan Plant. The Jinjishan Rights Agreement acknowledged Asian Dragon provided payments totaling US$1,792,000 to August 29, 2007 (inclusive of a payment of US$600,000 toward the Jinjishan Plant) and required further investment by Asian Dragon as follows: (i) US$500,000 by October 1, 2007; (ii) US$507,407 by March 1, 2008; and (iii) US$500,000 by October 1, 2008.

Subsequent to quarter-end on December 12, 2007, with the mutual consent of WFEI, the Jinjishan Rights Agreement was replaced with the “Jinjishan Agreement” which clarified certain terminology in the predecessor agreements. This agreement was filed with our Report on Form 10-K as Exhibit 10.1. WFEI has provided Asian Dragon with an undertaking that it has extinguished all rights to any payments under the predecessor agreements and has acknowledged that it has recorded all cash and share payments made under the predecessor agreements as payments under the Jinjishan Agreement.

Loning Property

The Loning License consists of an Exploration License on a 9.1 sq km property located in the Xiaoqinling Region, China, and is three km southwest of the Jinjishan License.

Asian Dragon entered into an agreement (the “Loning Rights Agreement”) with WFEI effective August 29, 2007, to acquire a 70% interest in the Loning License (the “Loning Rights”). Under the Loning Rights Agreement, Asian Dragon will assume the payment responsibilities of WFEI for the Loning License.

WFEI does not own the exploration license referenced in the Loning Rights Agreement with Asian Dragon. Rather, WFEI has an agreement with Henan Yunfeng Resource of Mining Development Co. (“Yunfeng”) for the Loning Rights. However, Yunfeng does not own the Loning License, but has entered into a purchase agreement with a third party for the Loning License. WFEI has represented, pursuant to the Loning Rights Agreement, that once it has acquired clear title to the Loning Rights from Yunfeng, it will assign those rights to Asian Dragon and that the rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. WFEI has also represented that when it has clear title to the Loning Rights, it will have the right and authority to transfer those rights to Asian Dragon.

Asian Dragon is not a party to the agreement between WFEI and Yunfeng. Nor is it a party to the agreement between Yunfeng and the party that previously owned the Loning Rights and may have little or no recourse on Yunfeng or the party from whom Yunfeng purchased the rights, in the event that the Loning Rights Agreement does not comply with the agreements between these third parties. However, Asian Dragon has received an attorney’s letter stating that these third party agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

Asian Dragon issued 250,000 shares of its common stock to WFEI on August 29, 2007 and an additional one million shares to WFEI nominees in regards to the Loning Rights Agreement.

The terms of the Loning Rights Agreement required total payments by Asian Dragon of $1,510,000, of which $1,000,000 is to be expended by Asian Dragon for exploration purposes. The Loning Rights Agreement acknowledged Asian Dragon has provided payments totaling US$400,000 to August 29, 2007 and required further investment by Asian Dragon as follows: (i) US$110,000 by March 1, 2008; (ii) US$500,000 by September 30, 2008; and (iii) US$500,000 by September 30, 2009.

Subsequent to quarter-end on December 12, 2007, with the mutual consent of WFEI, the Loning Rights Agreement was replaced with the “Loning Agreement” which clarified certain terminology in the predecessor agreements. This agreement was filed with our Report on Form 10-K as Exhibits 10.2. WFEI has provided Asian Dragon with an undertaking that it has extinguished all rights to any payments under the predecessor agreements and has acknowledged that it has recorded all cash and share payments made under the predecessor agreements as payments respectively under the Loning Agreement.

Luanchuan Mozigou Molybdenum Property
Lushi Jiashapa Vanadium Property
Luoning Xiayu Fanggelewan Silver-Lead Property
XWG Silver-Lead Property

The MZG License consists of an Exploration License on a 14.09 sq km property located in the Jiaohe Village of Luanchuan County, Henan Province, China. The JSP License consists of an Exploration License on an 8.3 sq km property located in the area of Wenguxiang to Dashihe in Lushi County, Henan Province, China. The FGLW License consists of a 1.75 sq km exploration license located approximately 240 km west of Zhengzhou and 80 km west of Luoyang. The XWG License consists of a 2.13 sq km exploration license located in the area of Xiayu, Henan Province, China. (Collectively, these licenses are hereafter references as the “Fuding Properties”).

Asian Dragon entered into an agreement (the “Fuding Rights Agreement”) with WFEI effective August 29, 2007, to acquire a 51% interest in the Fuding Properties (the “Fuding Rights”). Under the Fuding Agreement, Asian Dragon will assume the payment responsibilities of WFEI for the various rights and interests.

WFEI does not own the interests referenced in the Fuding Rights Agreement with Asian Dragon. Rather, WFEI has an agreement with Luoning Fuding Mining Development, Ltd. (“Fuding”) for those interests. However, Fuding does not own the rights, but has entered into purchase agreements for the Fuding Properties with other third parties. WFEI has represented, pursuant to the Fuding Rights Agreement, that once it has clear title to the Fuding Rights from Fuding it will assign the rights to Asian Dragon and that those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. WFEI has also represented that when it has clear title to the Fuding Rights, it will have the right and authority to transfer those rights to Asian Dragon.

Asian Dragon is not a party to the agreement between WFEI and Fuding. Nor is it a party to the agreements between Fuding and the third parties who previously owned the Fuding Rights and may have little or no recourse on Fuding, or the other third parties with whom Funding has entered into purchase agreements, in the event that the Fuding Rights Agreement does not comply with the agreements between these third parties. However, Asian Dragon has received an attorney’s letter stating that these third party agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

Asian Dragon issued 250,000 shares of its common stock to WFEI on August 29, 2007 and an additional one million shares to WFEI nominees in regards to the Fuding Rights Agreement.

The terms of the Fuding Agreement require total consideration of $10,000,000. The Fuding Rights Agreement acknowledged Asian Dragon provided an initial payment of $2,730,000 and required further payments as follows: $1,270,000 on October 1, 2007; $2,000,000 before March 1, 2008; $2,000,000 on June 1, 2008; and $2,000,000 on October 1, 2008. The total payment due October 1, 2007 was not made. A discussion was held with Fuding regarding this matter and Fuding agreed to extend the payment schedule to accommodate this default. No damages were claimed by Fuding.

Subsequent to quarter-end on December 12, 2007, with the mutual consent of WFEI, the Fuding Rights Agreement was replaced with the “Fuding Agreement” which clarified certain terminology in the predecessor agreements. This agreement was filed with our Report on Form 10-K as Exhibits 10.3. WFEI has provided Asian Dragon with an undertaking that it has extinguished all rights to any payments under the predecessor agreements and has acknowledged that it has recorded all cash and share payments made under the predecessor agreements as payments under the Fuding Agreement.

Additionally, subsequent to quarter-end, the Company made a payment of $800,000 to WFEI of which $507,407 was applied as full payment of the October 1, 2007 Jinjishan commitment and $292,593 was applied to the October 1, 2007 Fuding commitment. The Company did not fulfill its entire payment for the Fuding installment and as of October 1, 2007 the Company was in default as to $977,407 toward the Fuding Agreement. A discussion was held with Fuding regarding this matter and Fuding agreed to extend the payment schedule to accommodate this default. No damages were claimed by Fuding. Subsequent to quarter-end on January 15, 2008, the Company made a payment of $400,000 toward this installment.

Property Descriptions

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

RESULTS OF OPERATIONS

Revenues

ADG did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into seven categories:

- Exploration Licenses
- Exploration Expenses
- Agent Fees
- Professional and Consultant Fees
- Stock Based Compensation – officers and directors
- Investor Relations
- Administrative Expenses

Exploration Licenses

Expenditures recorded for Exploration Licenses totaled $8,001 for QI-08 compared to $1,000,000 for QI-07. For the Exploration Stage, costs for Exploration Licenses totaled $21,860,000. These costs included cash payments made to World Fortune Enterprises Inc. (“WFEI”), and WFEI and its nominees in the case of share based payments, toward the purchase of exploration licenses for certain properties in China described in Notes 3 and 4 of the financial statements included in this Report. We anticipate these expenses will increase substantially during fiscal 2008 as we implement our business plans.

We also note that within the area of expected exploration there is infrastructure including buildings and a formerly operating concentration mill. This entire infrastructure, without exception, has no value from an accounting or operational perspective due to its age and state of repair.

Exploration Expenses

Exploration Expenses totaled $Nil for QI-08 versus $13,733 for QI-07. Expenses for the Exploration Stage totaled $50,215. The expenses in QI-07 were comprised of costs for geological services. We anticipate these expenses will increase substantially during fiscal 2008.

Agent Fees

Agent Fees for QI-08 and QI-07 each totaled $Nil. Agent Fees for the Exploration Stage totaled $1,822,500, which are composed of cash payments of $60,000 and stock issuances expensed as $1,762,500. These payments were made to WFEI for the sourcing of exploration property opportunities in China. We anticipate these expenses will increase substantially during fiscal 2008 as we implement our plans to acquire further exploration properties.

Professional and Consultant Fees

Professional & Consultant Fees are comprised of consulting fees charged by our CEO and fees for work performed by accounting, audit, legal and other professionals. During QI-08 these fees totaled $61,305 versus $Nil during QI-07 and included fees of $32,805 paid to one of our independent directors for a geological consulting trip to China. For the Exploration Stage, these costs totaled $333,719. We anticipate Professional & Consultant Fees will increase moderately in the upcoming year as we implement our business plans.

Stock Based Compensation – officers and directors

Stock Based Compensation expenses totaled $Nil during QI-08 and QI-07 and were $6,975,491during the Exploration Stage. Past expenses have related to stock and option issuances to our officers and directors. We do not anticipate to incur significant stock based compensation expenses during fiscal 2008.

Investor Relations

Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During QI-08 these expenses totaled $57,708 versus $Nil during QI-07. For the Exploration Stage, Investor Relations expenses totaled $131,111. We anticipate Investor Relations expenses will increase substantially during fiscal 2008 as we continue our efforts to raise further capital and keep current investors informed of Company developments.

Administrative Expenses

Administrative Expenses were $16,494 during QI-08 compared with $48,132 for QI-07. For the Exploration Stage, Administrative Expenses totaled $127,880. These expenses are composed of travel, Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will increase substantially in the upcoming year as we implement our business plans.

Net Loss

We incurred a net operating loss from continuing operations of $(145,907), or $Nil per share (basic and fully diluted), for QI-08 versus $(1,063,960), or $(0.03) per share for QI-07. The Net Loss from continuing operations for the Exploration Stage was $(31,528,088), or (0.93) per share (basic and fully diluted).

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business. The Company’s principal sources of liquidity as of November 30, 2007, consisted of cash resources of $161,722, prepaid expenses of $17,305 and a shareholder loan from our President. Under the shareholder loan, loan advances to or on behalf of ADG, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG is required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $187,302 including accrued interest as of November 30, 2007.

Since Exploration Stage inception through to and including November 30, 2007, we have executed cash sales of our common shares totaling $6,793,860 through private placements.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in rapidly evolving markets. There can be no assurance that we will successfully address such risks, expenses and difficulties.

Employees

As of November 30, 2007, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Additionally our CEO was engaged on a consulting basis. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

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

Our significant accounting policies are summarized in NOTE 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Asian Dragon views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Asian Dragon’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. We have expensed all development costs related to our establishment.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE FLUCTUATION RISK

Our reporting currency is United States Dollars (“USD”). Our transactions in China use the Chinese Renminbi (“RMB”) which has been informally pegged to the USD. However, China is under international pressure to adopt a more flexible exchange rate system. If the RMB were no longer pegged to the USD, rate fluctuations may have a material impact on the Company’s financial reporting. The fluctuation of exchange rates of Renminbi may have positive or negative impacts on the results of operations of the Company.

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

ITEM 1A.   RISK FACTORS

The following risk factors should be considered in connection with an evaluation of the business of the Company:

THE COMPANY CANNOT GIVE ASSURANCE THAT TRANSFER OF TITLE TO EXPLORATION LICENSES DOES NOT CONTAIN UNDETECTED MATERIAL DEFECTS

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the quarter ended November 30, 2007, the Company had an operating loss of $(145,907). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the three months ended November 30, 2007.

Subsequent to quarter-end on January 14, 2008, the Company accepted a subscription agreement with one entity for the purchase of 500,000 common shares of the Company at $0.80 per share for aggregate proceeds of $400,000. There were no finder’s fees or commissions paid, nor warrants issued, regarding this sale. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the entities through an offshore transaction which was negotiated and consummated outside of the United States.

The funds received from the investors mentioned above have been and will be used primarily for exploration license installment payments.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended November 30, 2007, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

Dated: January 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John Karlsson
John Karlsson	President & CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director and Board Chair	January 17, 2008
/s/Daniel Hachey
Daniel Hachey	Director	January 17, 2008

/s/ Jacques Trottier
Jacques Trottier	Director	January 17, 2008