Form 10-Q
period 2008-02-29
ASIAN DRAGON GROUP INC.
filed 2008-04-21
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended February 29, 2008

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

Commission File # 000-52268

ASIAN DRAGON GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0418754
(IRS Employer Identification Number)

#203 - 1030 Hamilton Street
Vancouver, BC, Canada V6B 2R9
(Address of principal executive offices) (Zip Code)

(604) 688-8127
(Registrant’s telephone no., including area code)

1100 – 475 Howe Street, Vancouver, BC, Canada V6C 2B3
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes [  ]  No [X]

The issuer had 38,775,000 shares of common stock issued and outstanding as of April 21, 2008.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Table of Contents

Page
PART I. Financial Information

Item 1. Financial Statements.

Balance Sheets at February 29, 2008 (unaudited) and August 31, 2007 (audited)	F-1

Unaudited Statements of Operations for the three and six month periods ended February 29, 2008 and February 28, 2007 and the Exploration Stage Period of August 15, 2006 to February 29, 2008	F-2

Statement of Stockholders’ Equity (audited, unless otherwise noted)	F-3

Unaudited Statements of Cash Flows for the six month periods ended February 29, 2008 and February 28, 2007 and the Exploration Stage Period of August 15, 2006 to February 29, 2008	F-4

Unaudited Supplemental Disclosure of Non-cash Investing and Financing Activities	F-4

Notes to Unaudited Financial Statements	F-5 to F-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	32

PART II. Other Information

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures	38

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Balance Sheets

	February 29, 2008 (Unaudited)	Year ended August 31, 2007 (Note 1)

ASSETS
CURRENT ASSETS
Cash	$67,845	$326,381
Prepaid expenses	6,416	-
Subscription receivable	-	1,000,000

Total current assets	74,261	1,326,381

Total assets	$74,261	$1,326,381
	===============	===============

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Commitments payable (Notes 4 and 8) – current portion	$-	$7,179,407
Accounts payable	23,597	66,470
Account payable - related party	-	75,000
Accrued liabilities	5,000	40,000
Shareholder loans (Notes 5 and 6)	189,582	237,840

Total current liabilities	$218,179	$7,598,717

LONG-TERM LIABILITIES
Commitments payable (Note 4) – long-term portion	$-	$2,500,000

Total long-term liabilities	$-	$2,500,000

Total liabilities	$218,179	$10,098,717

COMMITMENTS AND CONTINGENCIES (Notes 4,5,6 and 8)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,775,000 and 38,275,000 issued and outstanding at February 29, 2008 and August 31, 2007 respectively (Note 7)	38,675	38,275
Paid-in Capital (Notes 7)	22,984,442	22,584,842
Accumulated deficit in the exploration stage	(23,167,188)	(31,382,181)
Accumulated other comprehensive income (loss)	153	(13,272)

Total stockholders’ (deficit)	(143,918)	(8,772,336)

Total liabilities and stockholders’ equity	$74,261	$1,326,381
	===============	===============

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Statements of Operations
(unaudited)

		Three Months ending February 29, 2008		Three Months ending February 28, 2007		Six Months ending February 29, 2008		Six Months ending February 28, 2007		Exploration Stage August 15, 2006 (inception) through February 29, 2008

EXPENSES:
Exploration licenses		$400,000		$2,000,000		$1,200,000		$3,000,000		$23,052,000
Exploration expenses		-		13,000		-		26,733		50,215
Agent fees		30,000		30,000		30,000		30,000		1,852,500
Professional and consultant fees		77,319		39,532		138,624		40,861		411,038
Stock-based compensation – officers and directors		-		-		-		-		6,975,491
Investor relations		-		25,001		57,708		25,001		131,111
Administrative expenses		16,909		17,620		33,403		64,243		144,789

Total expenses		$524,228		$2,124,973		$1,459,735		$3,186,838		$32,617,144

Net loss from operations		$(524,228)		$(2,124,973)		$(1,459,735)		$(3,186,838)		$(32,617,144)
Interest expense		(2,280)		(2,374)		(4,679)		(4,469)		(15,121)

Net loss from continuing operations		$(526,508)		$(2,127,347)		$(1,464,414)		$(3,191,307)		$(32,632,266)
Net loss from discontinued operations		-		-		-		-		(214,330)

OTHER INCOME (EXPENSE): Cancelation of debt relating to commitments		9,679,407		-		9,679,407		-		9,679,407

Net Income (Loss)		$9,152,899		$(2,127,347)		$8,214,993		$(3,191,307)		$(23,167,188)
		===========		===========		===========		===========		===========

Loss per common share, basic and diluted from discontinued operations:	$	n/a	$	n/a	$	n/a	$	n/a	$
Income (Loss) per common share, basic and diluted from continuing operations:		$0.24		$(0.07)		$0.21		$(0.10)	$
Weighted average shares outstanding basic and diluted		38,404,834		32,343,826		38,404,834		32,343,826		34,571,619

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)		$9,152,899		$(2,127,347)		$8,214,993		$(3,191,307)		$(23,167,188)

Foreign currency translation adjustment		395		-		13,425		-		153
Total Other Comprehensive Income (Loss)		$9,153,294		$(2,127,347)		$8,228,418		$(3,191,307)		$(23,167,035)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)
(all data audited, unless otherwise stated)

	Common Shares	Common Stock	Discount on Common Stock	Paid-in Capital	Accumulated Other Compre- hensive Income	Deficit Accumulated during Exploration Stage	Total Stockholders' Equity (Deficit)
		$	$	$	$	$	$

To give effect to 4 for 1 stock dividend	96,575,000	$19,315	$(7,309)	$29,260	$(462)	$(121,066)	$(80,262)
Cancellation of common shares	(64,550,000)	$12,710	$7,309	$(20,019)	$—	$—	$—

Net loss for period Sept. 1, 2005 to Aug. 15, 2006	—	$—	$—	$—	$(313)	$(93,264)	$(93,577)
Net loss Exploration Stage ended Aug. 31, 2006	—	$—	$—	$—	$—	$(1,424)	$(1,424)

Balance, August 31, 2006	32,025,000	$32,025	$—	$9,241	$(775)	$(215,754)	$(175,263)
Common shares issued for cash at $4.00 per share November 6, 2006	250,000	$250	$—	$999,750	$—	$—	$1,000,000
Common shares issued for cash at $5.00 per share December 18, 2006	400,000	$400	$—	$1,999,600	$—	$—	$2,000,000
Common shares issued for cash at $5.00 per share April 2, 2007	300,000	$300	$—	$1,499,700	$—	$—	$1,500,000
Common shares issued as compensation and expensed at $2.30 per share June 15, 2007	500,000	$500	$—	$1,149,500	$—	$—	$1,150,000
Common shares issued for cash at $2.22 per share June 18, 2007	450,000	$450	$—	$998,550	$—	$—	$999,000
Common shares issued as License fees and Agent fees expensed at $2.35 per share August 29, 2007	3,750,000	$3,750	$—	$8,808,750	$—	$—	$8,812,500
Additional Paid-In Capital relating to options expensed at $2.13 per share August 31, 2007	—	$—	$—	$5,825,491	$—	$—	$5,825,491
Common shares issued for cash at $2.1581 per share August 31, 2007	600,000	$600	$—	$1,294,260	$—	$—	$1,294,860
Net loss for year ended August 31, 2007	—	$—	$—	$—	$(12,497)	$(31,166,427)	$(31,178,924)

Balance, August 31, 2007	38,275,000	$38,275	$—	$22,584,842	$(13,272)	$(31,382,181)	$(8,772,336)

Common shares issued for cash at $0.80 per share January 14, 2008	500,000	$400	$—	$399,600	$—	$—	$400,000
Net Income (unaudited) for six months ended February 29, 2008	—	$—	$—	$—	$13,425	$8,214,993	$8,228,418

Balance (unaudited), February 29, 2008	38,775,000	$38,675	$—	$22,984,442	$153	$(23,167,188)	$(143,918)
	========	=======	========	=======	=========	=========	=========

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Statements of Cash Flows
(unaudited)

	Six Months ending February 29, 2008	Six Months ending February 28, 2007	Exploration Stage August 15, 2006 through February 29, 2008

Cash flows from operating activities:
Net Income (Loss) for the period	$8,214,993	$(3,191,307)	$(23,167,188)
Reconciling adjustments:
Cancelation of debt relating to commitments	(9,679,407)	-	(9,679,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities:
Subscription receivable	1,000,000	-	-
Prepaid expenses	(6,416)	(7,000)	3,084
Commitments payable	-	-	9,679,407
Accounts payable and accrued liabilities	(152,873)	140,216	28,597

Net cash provided (used) by operating activities	(623,703)	(3,058,091)	(23,135,507)
Cash flows provided (used) by discontinued operating activities	-	-	193,168
Cash flows from financing activities:
Common stock issued for cash	400,000	3,000,000	7,193,860
Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500
Loans from shareholders	(48,258)	58,019	28,108

Net cash provided by financing activities	(271,961)	3,058,019	23,009,959

Effect of foreign currency translation	13,425	-	153

Net increase (decrease) in cash	(258,536)	(72)	67,773

Cash, beginning of period	326,381	72	72

Cash, end of period	$67,845	$-	$67,845
	============	============	=============

Supplemental Disclosure of Non-cash Investing and Financing Activities (unaudited)

	Six Months ending February 29, 2008	Six Months ending February 28, 2007	Exploration Stage August 15, 2006 through February 29, 2008

Cancelation of debt relating to commitments	(9,679,407)	-	(9,679,407)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

NOTE 1 – Nature of Business and Basis of Presentation

Asian Dragon Group Inc. (“Asian Dragon”, “ADG”, “We”, the “Registrant”, or the “Company”) was incorporated as a Nevada corporation on June 11, 2003. Asian Dragon was established to develop projects which focus on China’s growing precious and base metals reserves and markets. Effective August 15, 2006, the business of its operating subsidiary Galaxy Telnet SRL was wound-up and the subsidiary was de-registered as a corporate entity. Asian Dragon’s August 31, 2006 audited financial statements were presented to reflect the discontinuation of operation of Galaxy Telnet SRL and concurrently the date at which Asian Dragon became an Exploration Stage Company was set as August 15, 2006.

The unaudited financial statements as of February 29, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the August 31, 2007 audited financial statements and notes thereto.

Exploration Stage Activities

The Company has been in the exploration stage since August 15, 2006 and has not yet realized any revenues from its operations.

NOTE 2 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has an operating loss for the six month period ending February 29, 2008 of $(1,464,414) and has accumulated operating losses since its inception. Additionally the Company has a deficit in working capital and stockholders equity and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

During the quarter ended February 29, 2008, we addressed the going concern issue by completing a private placement of 500,000 common shares at $0.80 per share for aggregate proceeds of $400,000. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

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

Asian Dragon entered into an agreement (the “Jinjishan Rights Agreement”) with World Fortune Enterprise, Inc. (“WFEI”) effective August 29, 2007, to acquire a 70% interest in The Jinjishan License (the “Jinjishan Rights”) and a 100% interest in the Jinjishan Plant (collectively the “Jinjishan Interests”). Under the Jinjishan Rights Agreement Asian Dragon assumed the payment responsibilities of WFEI for the Jinjishan Interests.

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

Asian Dragon is not a party to the agreement between WFEI and LCUML. Nor is it a party to the agreement between LCUML and the party that previously owned the rights to the Jinjishan Interests and may have little or no recourse on LCUML, or the party from whom LCUML purchased the rights, in the event that the Jinjishan Rights Agreement, or subsequent agreements between WFEI and Asian Dragon, do not comply with the agreements between these third parties. However, Asian Dragon has received an attorney’s letter stating that these third party agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

Asian Dragon issued 250,000 shares of its common stock to WFEI on August 29, 2007 and an additional 1,000,000 shares to WFEI nominees in regards to the Jinjishan Rights Agreement.

The Jinjishan Rights Agreement required payment of $2,500,000 for the Jinjishan License and $800,000 for the Jinjishan Plant for total consideration of $3,300,000. The Jinjishan Rights Agreement acknowledged Asian Dragon provided payments totaling US$1,792,593 to August 29, 2007 (inclusive of a payment of US$600,000 toward the Jinjishan Plant) and required further investment by Asian Dragon as follows: (i) US$507,407 by October 1, 2007; (ii) US$500,000 by March 1, 2008; and (iii) US$500,000 by October 1, 2008.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

The Company did not make payment of installment one of the Jinjishan commitment to WFEI due October 1, 2007 and was in default as to $507,407toward the Jinjishan Agreement as of the end of the quarter ended November 30, 2007. A discussion was held with WFEI and LCUML regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or LCUML.

On December 12, 2007, with the mutual consent of WFEI, the Jinjishan Rights Agreement was replaced with the “Jinjishan Agreement” which clarified certain terminology in the predecessor agreements but maintained the same payment terms. This agreement was filed with our Report on Form 10-K as Exhibit 10.1. WFEI provided Asian Dragon with an undertaking that it extinguished all rights to any payments under the predecessor agreements and has acknowledged that it recorded all cash and share payments made under the predecessor agreements as payments under the Jinjishan Agreement.

Subsequent to the end of the quarter ended February 29, 2008, the Company did not make payment of the $500,000 installment two of the Jinjishan commitment to WFEI which was due March 1, 2008 and was in default as to a total of $1,007,407 toward the Jinjishan Agreement. A discussion was held with WFEI and LCUML regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or LCUML.

Subsequent to the end of the quarter ended February 29, 2008, on April 14, 2008 with the mutual consent of WFEI, the Jinjishan Agreement was replaced with the “Jinjishan (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $1,499,407 at August 31, 2007. This agreement is attached to this Form 10-Q as Exhibit 10.1.

Subsequent to the end of the quarter ended February 29, 2008, the Company did not make payment of the $500,000 installment two of the Jinjishan commitment to WFEI which was due March 1, 2008 and is in default as to a total of $1,007,407 toward the Jinjishan (Revised) Agreement. A discussion was held with WFEI and LCUML regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or LCUML.

Loning Property

The Loning License consists of an Exploration License on a 9.1 sq km property located in the Xiaoqinling Region, China, and is three km southwest of the Jinjishan License.

Asian Dragon entered into an agreement (the “Loning Rights Agreement”) with WFEI effective August 29, 2007, to acquire a 70% interest in the Loning License (the “Loning Rights”). Under the Loning Rights Agreement, Asian Dragon assumed the payment responsibilities of WFEI for the Loning License.

WFEI does not own the exploration license referenced in the Loning Rights Agreement with Asian Dragon. Rather, WFEI has an agreement with Henan Yunfeng Resource of Mining Development Co. (“Yunfeng”) for the Loning Rights. However, Yunfeng does not own the Loning License, but has entered into a purchase agreement with a third

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

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

Asian Dragon is not a party to the agreement between WFEI and Yunfeng. Nor is it a party to the agreement between Yunfeng and the party that previously owned the Loning Rights and may have little or no recourse on Yunfeng or the party from whom Yunfeng purchased the rights, in the event that the Loning Rights Agreement, or subsequent agreements between WFEI and Asian Dragon, do not comply with the agreements between these third parties. However, Asian Dragon has received an attorney’s letter stating that these third party agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

Asian Dragon issued 250,000 shares of its common stock to WFEI on August 29, 2007 and an additional 1,000,000 shares to WFEI nominees in regards to the Loning Rights Agreement.

The Loning Rights Agreement required total payments by Asian Dragon of $1,510,000, of which $1,000,000 was to be expended by Asian Dragon for exploration purposes. The Loning Rights Agreement acknowledged Asian Dragon has provided payments totaling US$400,000 to August 29, 2007 and required further investment by Asian Dragon as follows: (i) US$110,000 by March 1, 2008; (ii) US$500,000 by September 30, 2008; and (iii) US$500,000 by September 30, 2009.

On August 29, 2007 the Company made a payment of $27,454 to WFEI toward Loning commitment installment one which was due October 1, 2007. Subsequently the Company has not completed full payment of installment one and is in default as to $82,546 toward the Loning Agreement. A discussion was held with WFEI and Yunfeng regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or Yunfeng.

On December 12, 2007, with the mutual consent of WFEI, the Loning Rights Agreement was replaced with the “Loning Agreement” which clarified certain terminology in the predecessor agreements, but maintained the same payment terms. This agreement was filed with our Report on Form 10-K as Exhibits 10.2. WFEI provided Asian Dragon with an undertaking that it extinguished all rights to any payments under the predecessor agreements and has acknowledged that it recorded all cash and share payments made under the predecessor agreements as payments respectively under the Loning Agreement.

Subsequent to the end of the quarter ended February 29, 2008, on April 14, 2008 with the mutual consent of WFEI, the Loning Agreement was replaced with the “Loning (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $1,076,822 at August 31, 2007. This agreement is attached to this Form 10-Q as Exhibit 10.2. As of April 14, 2008, Asian Dragon was in default as to a total of $82,546 toward the Loning (Revised) Agreement.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

Luanchuan Mozigou Molybdenum Property
Lushi Jiashapa Vanadium Property
Luoning Xiayu Fanggelewan Silver-Lead Property
XWG Silver-Lead Property

The MZG License consists of an Exploration License on a 14.09 sq km property located in the Jiaohe Village of Luanchuan County, Henan Province, China. The JSP License consists of an Exploration License on an 8.3 sq km property located in the area of Wenguxiang to Dashihe in Lushi County, Henan Province, China. The FGLW License consists of a 1.75 sq km exploration license located approximately 240 km west of Zhengzhou and 80 km west of Luoyang. The XWG License consists of a 2.13 sq km exploration license located in the area of Xiayu, Henan Province, China. (Collectively, these licenses are hereafter referenced as the “Fuding Properties”).

Asian Dragon entered into an agreement (the “Fuding Rights Agreement”) with WFEI effective August 29, 2007, to acquire a 51% interest in the Fuding Properties (the “Fuding Rights”). Under the Fuding Agreement, Asian Dragon assumed the payment responsibilities of WFEI for the various rights and interests.

WFEI does not own the interests referenced in the Fuding Rights Agreement with Asian Dragon. Rather, WFEI has an agreement with Luoning Fuding Mining Development, Ltd. (“Fuding”) for those interests. However, Fuding does not own the rights, but has entered into purchase agreements for the Fuding Properties with other third parties. WFEI has represented, pursuant to the Fuding Rights Agreement that once it has clear title to the Fuding Rights from Fuding it will assign the rights to Asian Dragon and that those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. WFEI has also represented that when it has clear title to the Fuding Rights, it will have the right and authority to transfer those rights to Asian Dragon.

Asian Dragon is not a party to the agreement between WFEI and Fuding. Nor is it a party to the agreements between Fuding and the third parties who previously owned the Fuding Rights and may have little or no recourse on Fuding, or the other third parties with whom Funding has entered into purchase agreements, in the event that the Fuding Rights Agreement, or subsequent agreements between WFEI and Asian Dragon do not comply with the agreements between these third parties. However, Asian Dragon has received an attorney’s letter stating that these third party agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

Asian Dragon issued 250,000 shares of its common stock to WFEI on August 29, 2007 and an additional 1,000,000 shares to WFEI nominees in regards to the Fuding Rights Agreement.

The Fuding Agreement required total consideration of $10,000,000. The Fuding Rights Agreement acknowledged Asian Dragon provided an initial payment of $2,730,000 and required further payments as follows: $1,270,000 on October 1, 2007; $2,000,000 before March 1, 2008; $2,000,000 on June 1, 2008; and $2,000,000 on October 1, 2008.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

On August 29, 2007 and September 14, 2007 the Company made payments of $172,546 and $800,000 respectively toward Fuding commitment installment one which was due October 1, 2007. These payments totaled $972,546 and were not sufficient to meet the full amount of Fuding commitment installment one prior to October 1, 2007. As such, the Company was in default as to $297,454 regarding the Fuding Agreement at the end of the quarter ended November 30, 2007. A discussion was held with WFEI and Fuding regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or Fuding. During the quarter ended February 29, 2008, on January 14, 2008 the Company completed payment of the remaining $297,454 regarding Fuding installment one.

On December 12, 2007, with the mutual consent of WFEI, the Fuding Rights Agreement was replaced with the “Fuding Agreement” which clarified certain terminology in the predecessor agreements, but maintained the same payment terms. This agreement was filed with our Report on Form 10-K as Exhibits 10.3. WFEI provided Asian Dragon with an undertaking that it extinguished all rights to any payments under the predecessor agreements and has acknowledged that it recorded all cash and share payments made under the predecessor agreements as payments under the Fuding Agreement.

During the quarter ended February 29, 2008, on January 14, 2008 the Company made a payment of $102,546 toward Fuding installment two.

Subsequent to the end of the quarter ended February 29, 2008, the Company did not complete full payment of installment two of the Fuding commitment prior to the deadline on March 1, 2008 and was in default as to $1,897,454 toward the Fuding Agreement. A discussion was held with WFEI and Fuding regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or Fuding.

Subsequent to the end of the quarter ended February 29, 2008, on April 14, 2008 with the mutual consent of WFEI, the Fuding Agreement was replaced with the “Fuding (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $7,103,178 at August 31, 2007. This agreement is attached to this Form 10-Q as Exhibit 10.3. As of April 14, 2008, Asian Dragon was in default as to a total of $1,897,454 toward the Fuding (Revised) Agreement.

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

Once MOFCOM or its authorized local counterpart has issued its approval documents, the Chinese partners to the joint venture then apply to China’s State Administration of Industry and Commerce or its authorized local counterpart for a business license. The issuance of the business license marks the legal establishment of a Mining JV and confirms the permitted scope of the Mining JV’s activities. The business license is subject to annual review and renewal and is subject to the risk of non-renewal. To date all Joint Venture business licenses have been issued to the Mining JVs formed by WFEI and its Chinese partners.

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

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

Financial Commitments

The Company’s remaining commitments under its Agreements referenced in NOTE 3 are as follows:

PART ONE – Monetary Commitments:

Project Item	Installments Required	Payments Made	Balance Due	Deadlines

Jinjishan Agreement commitments:
- initial payment	$ 1,792,593	$ 1,792,593	$ Nil	August 29, 2007
- installment one (1)	507,407	-	507,407	October 1, 2007
- installment two (2)	500,000	-	500,000	March 1, 2008
- installment three	500,000	-	500,000	October 1, 2008

Sub-total	$ 3,300,000	$ 1,792,593	$ 1,507,407

Loning Agreement commitments:
- initial payment	$ 400,000	$ 400,000	$ Nil	August 29, 2007
- installment one (3)	110,000	27,454	82,546	March 1, 2008
- installment two (4)	500,000	-	500,000	September 30, 2008
- installment three (4)	500,000	-	500,000	September 30, 2009

Sub-total	$ 1,510,000	$427,454	$1,082,546

Fuding Agreement commitments:
- initial payment	$ 2,730,000	$ 2,730,000	$ Nil	August 29, 2007
- installment one (5)	1,270,000	1,270,000	Nil	October 1, 2007
- installment two (6)	2,000,000	102,546	1,897,454	March 1, 2008
- installment three	2,000,000	-	2,000,000	June 1, 2008
- installment four	2,000,000	-	2,000,000	October 1, 2008

Sub –total	$ 10,000,000	$4,102,546	$5,897,454

Grand Totals		$6,322,593	$8,487,407

(1)   The Company did not make payment of installment one of the Jinjishan commitment during the quarter ended November 30, 2007 and as at November 30, 2007 was in default regarding the Jinjishan Agreement as to $507,407.

(Continued)

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

PART ONE – Monetary Commitments (continued):

(2)   Subsequent to the end of the quarter ended February 29, 2008, the Company did not make payment of the $500,000 installment two of the Jinjishan commitment and is currently in default as to a total of $1,007,407 toward the Jinjishan (Revised) Agreement.

(3)   On August 29, 2007 the Company made a payment of $27,454 toward Loning commitment installment one which was due October 1, 2007. Subsequently the Company has not completed full payment of installment one and is in default as to $82,546 toward the Loning (Revised) Agreement.

(4) The final two payments included in the Loning Agreement of $500,000 are not due to WFEI, but are instead agreed to be spent by ADG for exploration expenses to develop the Loning Property.

(5)   On August 29, 2007 and September 14, 2007 the Company made payments of $172,546 and $800,000 respectively toward Fuding commitment installment one which was due October 1, 2007. These payments totaled $972,546 and were not sufficient to meet the full amount of Fuding commitment installment one prior to October 1, 2007. As such, the Company was in default as to $297,454 regarding the Fuding Agreement as of the quarter ended November 30, 2007. During the quarter ended February 29, 2008, on January 14, 2008 the Company completed payment of the remaining $297,454 regarding Fuding installment one.

(6)    During the quarter ended February 29, 2008, on January 14, 2008 the Company made a payment of $102,546 toward Fuding installment two. Subsequent to February 29, 2008, the Company did not complete full payment of installment two of the Fuding commitment prior to the deadline on March 1, 2008 and is in default as to $1,897,454 toward the Fuding (Revised) Agreement.

NOTE 5 – Shareholder Loan

At February 29, 2008, the Company had one shareholder loan outstanding from a related party of $189,582, which included $4,679 of accrued interest for the six month period. This loan is uncollateralized and has no fixed repayment dates. During the six months ending February 29, 2008 a repayment of $52,937 was made toward this shareholder loan.

NOTE 6 – Related Party Transactions

During the six months ending February 29, 2008 related party transactions include: (i) Note 5 shareholder loan activity; (ii) payment of $20,000 in legal fees to Karlsson Law Corporation, of which our CEO is principal; (iii) the provision of office facilities by our CEO for no charge; and (iv) the payment of a $75,000 payable to our CEO for consulting fees recorded in fiscal 2007. Additionally, one of our independent directors visited our exploration sites in China on a geological consulting basis for which he received fees of $32,805 and reimbursement for expenses of $14,401.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

NOTE 7 – Common Stock

At August 31, 2007 a $1,000,000 subscription receivable was recorded regarding a private placement completed during fiscal 2007. This was collected in full on September 13, 2007.

On January 14, 2008, the Company completed a private placement sale of 500,000 shares of its common stock at $0.80 per share for aggregate proceeds of $400,000.

NOTE 8 – Subsequent Events

Subsequent to the February 29, 2008 quarter end, the Company did not fulfill its Jinjishan Agreement installment payments and was in default as to $1,007,407. A discussion was held with WFEI and LCUML and WFEI agreed to extend the payment schedule. No damages were claimed by WFEI or LCUML.

Subsequent to the February 29, 2008 quarter end, the Company did not fulfill its Loning Agreement installment one payment and was in default as to $82,546. A discussion was held with WFEI and Yunfeng and WFEI agreed to extend the payment schedule. No damages were claimed by WFEI or Yunfeng.

Subsequent to the February 29, 2008 quarter end, the Company did not fulfill its Fuding Agreement installment two payment and was in default as to $1,897,454. A discussion was held with WFEI and Fuding and WFEI agreed to extend the payment schedule. No damages were claimed by WFEI or Fuding.

Subsequent to the February 29, 2008 quarter end, on March 14, 2008 Mr. Daniel Hachey resigned as a member of the board of directors of the Company for personal reasons and there was no disagreement with the Company relating to its operations, policies or practices.

Subsequent to the February 29, 2008 quarter end, on April 14, 2008 with the mutual consent of WFEI, the Jinjishan Agreement, Loning Agreement, and Fuding Agreement were replaced with the “Jinjishan (Revised) Agreement”, “Loning (Revised) Agreement”, and “Fuding (Revised) Agreement”, respectively.  In these revised agreements, WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, which had been recorded as a total of $9,679,407 at August 31, 2007.

Although the three revised contracts referenced in the paragraph above were executed subsequent to the quarter ended February 29, 2008, management elected to record the effect of the cancellation of debt relating to the commitments in these financial statements for the period ended February 29, 2008.

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

When ADG closed its Romanian operating subsidiary in 2006 it became required under generally accepted accounting principles (“GAAP”) to set the exploration period of the Company to a start date of August 15, 2006, the date of the dissolution of the subsidiary. The following discussion and analysis covers material changes in the financial condition of Asian Dragon for the three and six month periods ended February 29, 2008 (“QII-08”), the three and six month periods ended February 28, 2007 (“QII-07”), and the period from August 15, 2006 to February 29, 2008 (the “Exploration Stage”) without the inclusion of its terminated subsidiary Galaxy Telnet SRL.

Background

Asian Dragon Group Inc. (“Asian Dragon”, “ADG”, “we”, the “Registrant”, or the “Company”) was incorporated in Nevada on June 11, 2003 and on August 10, 2006 filed Articles of Amendment with the Nevada Secretary of State to change its name to Asian Dragon Group Inc.

On August 15, 2003, ADG acquired Galaxy Telnet S.R.L. (“Galaxy Telnet”) a company incorporated under the laws of Romania which had a sole shareholder. Before the acquisition of Galaxy Telnet, we did not conduct business.

The Company’s common stock is traded in the NASD Over-The-Counter market under the symbol “AADG” and the Company is also listed on the Frankfurt Stock Exchange under the trading symbol “P2J1”.

Our fiscal year end is August 31st.

Business Development

Asian Dragon has developed it business by using World Fortune Enterprise Inc. (“WFEI”) as its Agent. The nature of the business arrangement between Asian Dragon and WFEI is based upon: (i) WFEI acting as Asian Dragon’s Agent in China to source exploration opportunities; (ii) WFEI executing contracts with partners in China which provide access to certain exploration opportunities based upon certain payment schedules; and (iii) WFEI entering agreements with Asian Dragon to sell to Asian Dragon, based on certain payment schedules, the exploration licenses which WFEI has contracted to acquire. Under its current agreements, Asian Dragon has no recourse on WFEI in the event that WFEI were to fail to meet its contractual obligations to flow funds WFEI receives from Asian Dragon through to WFEI’s Chinese Partners, or if WFEI were to fail to meet any other non-monetary obligations.

At present Asian Dragon has not acquired any of the Exploration Licenses which are referenced in its agreements. Such acquisitions will occur upon Asian Dragon completing all payments under its agreements with WFEI; and WFEI fulfilling all requirements under WFEI’s agreements with it Chinese Partners.

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

Asian Dragon entered into an agreement (the “Jinjishan Rights Agreement”) with World Fortune Enterprise, Inc. (“WFEI”) effective August 29, 2007, to acquire a 70% interest in The Jinjishan License (the “Jinjishan Rights”) and a 100% interest in the Jinjishan Plant (collectively the “Jinjishan Interests”). Under the Jinjishan Rights Agreement Asian Dragon assumed the payment responsibilities of WFEI for the Jinjishan Interests.

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

Asian Dragon is not a party to the agreement between WFEI and LCUML. Nor is it a party to the agreement between LCUML and the party that previously owned the rights to the Jinjishan Interests and may have little or no recourse on LCUML, or the party from whom LCUML purchased the rights, in the event that the Jinjishan Rights Agreement, or subsequent agreements between WFEI and Asian Dragon do not comply with the agreements between these third parties. However, Asian Dragon has received an attorney’s letter stating that these third party agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

Asian Dragon issued 250,000 shares of its common stock to WFEI on August 29, 2007 and an additional 1,000,000 shares to WFEI nominees in regards to the Jinjishan Rights Agreement.

The terms of the Jinjishan Rights Agreement required payments of $2,500,000 for the Jinjishan License and $800,000 for the Jinjishan Plant, for total consideration of $3,300,000. The Jinjishan Rights Agreement acknowledged Asian Dragon provided payments totaling US$1,792,593 to August 29, 2007 (inclusive of a payment of US$600,000 toward the Jinjishan Plant) and required further investment by Asian Dragon as follows: (i) US$507,407 by October 1, 2007; (ii) US$500,000 by March 1, 2008; and (iii) US$500,000 by October 1, 2008.

The Company did not make payment of installment one of the Jinjishan commitment to WFEI due October 1, 2007 and was in default as to $507,407toward the Jinjishan Agreement as of the end of the quarter ended November 30, 2007. A discussion was held with WFEI and LCUML regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or LCUML.

On December 12, 2007, with the mutual consent of WFEI, the Jinjishan Rights Agreement was replaced with the “Jinjishan Agreement” which clarified certain terminology in the predecessor agreements. This agreement was filed with our Report on Form 10-K as Exhibit 10.1. WFEI provided Asian Dragon with an undertaking that it extinguished all rights to any payments under the predecessor agreements and has acknowledged that it recorded all cash and share payments made under the predecessor agreements as payments under the Jinjishan Agreement.

Subsequent to the end of the quarter ended February 29, 2008, the Company did not make payment of the $500,000 installment two of the Jinjishan commitment to WFEI which was due March 1, 2008 and was in default as to a total of $1,007,407 toward the Jinjishan Agreement. A discussion was held with WFEI and LCUML regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or LCUML.

Subsequent to the end of the quarter ended February 29, 2008, on April 14, 2008 with the mutual consent of WFEI, the Jinjishan Agreement was replaced with the “Jinjishan (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $1,499,407 at August 31, 2007. This agreement is attached to this Form 10-Q as Exhibit 10.1.

Subsequent to the end of the quarter ended February 29, 2008, the Company did not make payment of the $500,000 installment two of the Jinjishan commitment to WFEI which was due March 1, 2008 and is in default as to a total of $1,007,407 toward the Jinjishan (Revised) Agreement. A discussion was held with WFEI and LCUML regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or LCUML.

Loning Property

The Loning License consists of an Exploration License on a 9.1 sq km property located in the Xiaoqinling Region, China, and is three km southwest of the Jinjishan License. Asian Dragon entered into an agreement (the “Loning Rights Agreement”) with WFEI effective August 29, 2007, to acquire a 70% interest in the Loning License (the “Loning Rights”). Under the Loning Rights Agreement, Asian Dragon assumed the payment responsibilities of WFEI for the Loning License.

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

Asian Dragon is not a party to the agreement between WFEI and Yunfeng. Nor is it a party to the agreement between Yunfeng and the party that previously owned the Loning Rights and may have little or no recourse on Yunfeng or the party from whom Yunfeng purchased the rights, in the event that the Loning Rights Agreement, or subsequent agreements between WFEI and Asian Dragon, do not comply with the agreements between these third parties. However, Asian Dragon has received an attorney’s letter stating that these third party agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

Asian Dragon issued 250,000 shares of its common stock to WFEI on August 29, 2007 and an additional 1,000,000 shares to WFEI nominees in regards to the Loning Rights Agreement.

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

On August 29, 2007 the Company made a payment of $27,454 to WFEI toward Loning commitment installment one which was due October 1, 2007. Subsequently the Company has not completed full payment of installment one and is currently in default as to $82,546 toward the Loning Agreement. A discussion was held with WFEI and Yunfeng regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or Yunfeng.

On December 12, 2007, with the mutual consent of WFEI, the Loning Rights Agreement was replaced with the “Loning Agreement” which clarified certain terminology in the predecessor agreements. This agreement was filed with our Report on Form 10-K as Exhibits 10.2. WFEI provided Asian Dragon with an undertaking that it extinguished all rights to any payments under the predecessor agreements and has acknowledged that it recorded all cash and share payments made under the predecessor agreements as payments respectively under the Loning Agreement.

Subsequent to the end of the quarter ended February 29, 2008, on April 14, 2008 with the mutual consent of WFEI, the Loning Agreement was replaced with the “Loning (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $1,076,822 at August 31, 2007. This agreement is attached to this Form 10-Q as Exhibit 10.2. As of April 14, 2008, Asian Dragon was in default as to a total of $82,546 toward the Loning (Revised) Agreement.

Luanchuan Mozigou Molybdenum Property
Lushi Jiashapa Vanadium Property
Luoning Xiayu Fanggelewan Silver-Lead Property
XWG Silver-Lead Property

The MZG License consists of an Exploration License on a 14.09 sq km property located in the Jiaohe Village of Luanchuan County, Henan Province, China. The JSP License consists of an Exploration License on an 8.3 sq km property located in the area of Wenguxiang to Dashihe in Lushi County, Henan Province, China. The FGLW License consists of a 1.75 sq km exploration license located approximately 240 km west of Zhengzhou and 80 km west of Luoyang. The XWG License consists of a 2.13 sq km exploration license located in the area of Xiayu, Henan Province, China. (Collectively, these licenses are hereafter referenced as the “Fuding Properties”).

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

Asian Dragon is not a party to the agreement between WFEI and Fuding. Nor is it a party to the agreements between Fuding and the third parties who previously owned the Fuding Rights and may have little or no recourse on Fuding, or the other third parties with whom Funding has entered into purchase agreements, in the event that the Fuding Rights Agreement, or subsequent agreements between WFEI and Asian Dragon, do not comply with the agreements between these third parties. However, Asian Dragon has received an attorney’s letter stating that these third party agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

Asian Dragon issued 250,000 shares of its common stock to WFEI on August 29, 2007 and an additional 1,000,000 shares to WFEI nominees in regards to the Fuding Rights Agreement.

The Fuding Agreement required total consideration of $10,000,000. The Fuding Rights Agreement acknowledged Asian Dragon provided an initial payment of $2,730,000 and required further payments as follows: $1,270,000 on October 1, 2007; $2,000,000 before March 1, 2008; $2,000,000 on June 1, 2008; and $2,000,000 on October 1, 2008.

On August 29, 2007 and September 14, 2007 the Company made payments of $172,546 and $800,000 respectively toward Fuding commitment installment one which was due October 1, 2007. These payments totaled $972,546 and were not sufficient to meet the full amount of Fuding commitment installment one prior to October 1, 2007. As such, the Company was in default as to $297,454 regarding the Fuding Agreement at the end of the quarter ended November 30, 2007. A discussion was held with WFEI and Fuding regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or Fuding. During the quarter ended February 29, 2008, on January 14, 2008 the Company completed payment of the remaining $297,454 regarding Fuding installment one.

On December 12, 2007, with the mutual consent of WFEI, the Fuding Rights Agreement was replaced with the “Fuding Agreement” which clarified certain terminology in the predecessor agreements, but maintained the same payment terms. This agreement was filed with our Report on Form 10-K as Exhibits 10.3. WFEI provided Asian Dragon with an undertaking that it extinguished all rights to any payments under the predecessor agreements and has acknowledged that it recorded all cash and share payments made under the predecessor agreements as payments under the Fuding Agreement.

During the quarter ended February 29, 2008, on January 14, 2008 the Company made a payment of $102,546 toward Fuding installment two.

Subsequent to the end of the quarter ended February 29, 2008, the Company did not complete full payment of installment two of the Fuding commitment prior to the deadline on March 1, 2008 and was currently in default as to $1,897,454 toward the Fuding Agreement. A discussion was held with WFEI and Fuding regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or Fuding.

Subsequent to the end of the quarter ended February 29, 2008, on April 14, 2008 with the mutual consent of WFEI, the Fuding Agreement was replaced with the “Fuding (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $7,103,178 at August 31, 2007. This agreement is attached to this Form 10-Q as Exhibit 10.3. As of April 14, 2008, Asian Dragon was in default as to a total of $1,897,454 toward the Fuding (Revised) Agreement.

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

Three of the nation’s first-class optical cables and three microwave trunk lines run through the province, making it possible for Henan to have automatic long-distance transmission, digital long-distance routes and program-controlled telephone switchboards throughout the province. Its telephone exchange capacity has reached 11.2 million circuits, with 9.38 million telephone users, 3.11 million mobile phone users and 1.1 million Internet users. Telecommunications services are growing rapidly. As of March 31, 2001, there were 1.7 million subscribers for mobile phone services, ranked ninth in the country. Recently, Henan has opened a new broadband IP network that is among the largest in China. Cellular phone communications are available in the most remote areas of the Province. The Jinjishan mining property is covered by the cellular phone network.

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

Map of Locations

OPERATIONAL DEVELOPMENTS DURING QUARTER TWO

On January 14, 2008, the Company completed a private placement sale of 500,000 shares of its common stock at $0.80 per share for aggregate proceeds of $400,000.

On January 14, 2008, the Company made payments of $297,454 and $102,456 toward installments one and two respectively of its Fuding Agreement commitments for a total payment to Fuding of $400,000.

During the quarter ended February 29, 2008, the Company did not resolve its default of $507,407 on installment one of the Jinjishan Agreement and subsequently, did not meet its installment two payment toward the Jinjishan Agreement which was due March 1, 2008. The Company is now in default as to $1,007,407 toward the Jinjishan Agreement. A discussion was held with WFEI and LCUML regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or LCUML.

Subsequent to February 29, 2008, the Company did not fulfill payment on the balance of installment one of the Loning commitment to WFEI which was due March 1, 2008 and is currently in default as to $82,546 toward the Loning Agreement. A discussion was held with WFEI and Yunfeng regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or Yunfeng.

Subsequent February 29, 2008, the Company did not fulfill payment of the balance of installment two of the Fuding commitment to WFEI which was due March 1, 2008 and is currently in default as to $1,897,454 toward the Fuding Agreement. A discussion was held with WFEI and Fuding regarding these defaults and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or Fuding.

Subsequent to February 29, 2008 on March 3, 2008, we engaged Madsen & Associates CPA’s Inc. as the Company’s new principal independent accountant and accordingly dismissed Schumacher & Associates, Inc. CPAs that same day. This information was recorded on a Current Report on Form 8-K filed March 8, 2008.

Subsequent February 29, 2008, on March 14, 2008 Mr. Daniel Hachey resigned as a member of the board of directors of the Company for personal reasons and there was no disagreement with the Company relating to its operations, policies or practices.  This information was recorded on a Current Report on Form 8-K filed March 18, 2008.

Subsequent to February 29, 2008, on April 14, 2008 with the mutual consent of WFEI, the Jinjishan Agreement, Loning Agreement, and Fuding Agreement were replaced with the “Jinjishan (Revised) Agreement”, “Loning (Revised) Agreement”, and “Fuding (Revised) Agreement”, respectively.  In these revised agreements, WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, which had been recorded as a total of $9,679,407 at August 31, 2007. As of April 14, 2008, the Company had not resolved the defaults carried forward from its predecessor agreements which are noted above.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

Revenues

ADG did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into seven categories:

- Exploration Licenses
- Exploration Expenses
- Agent Fees
- Professional and Consultant Fees
- Stock Based Compensation – officers and directors
- Investor Relations
- Administrative Expenses

Exploration Licenses

Expenditures recorded for Exploration Licenses were $400,000 and $1,200,000 respectively for the three and six month periods ended February 29, 2008 compared to $2,000,000 and $3,000,000 for the comparable periods ending February 28, 2007. For the Exploration Stage, costs for Exploration Licenses totaled $21,860,001. These costs included cash payments made to World Fortune Enterprises Inc. (“WFEI”), and WFEI and its nominees in the case of share based payments, toward the purchase of exploration licenses for certain properties in China described in Notes 3 and 4 of the financial statements included in this Report. We anticipate these expenses will increase over the next twelve months as we implement our business plans.

We also note that within the area of expected exploration there is infrastructure including buildings and a formerly operating concentration mill. This entire infrastructure, without exception, has no value from an accounting or operational perspective due to its age and state of repair.

Exploration Expenses

Exploration Expenses were $nil and $nil respectively for the three and six month periods ended February 29, 2008 versus $13,000 and $26,733 for the comparable periods ended February 28, 2007. Expenses for the Exploration Stage totaled $50,215. We anticipate these expenses will increase during the next twelve months.

Agent Fees

Agent Fees were $30,000 and $30,000 respectively for the three and six month periods ended February 29, 2008 versus $30,000 and $30,000 for the comparable prior year periods. Agent Fees for the Exploration Stage totaled $1,852,500, which are composed of cash payments of $90,000 and stock issuances expensed as $1,762,500. These payments were made to WFEI for the sourcing of exploration property opportunities in China. We anticipate these expenses will increase over the next twelve months as we implement plans to acquire further exploration properties.

Professional and Consultant Fees

Professional & Consultant Fees are comprised of consulting fees charged by our CEO and directors and fees for accounting, audit, legal and other professionals. During the three and six month periods ended February 29, 2008, these fees were $77,319 and $138,624 respectively versus $39,532 and 40,861 for the comparable prior year periods. For the Exploration Stage, these costs totaled $411,038. We anticipate Professional & Consultant Fees will increase moderately in the upcoming twelve months as we implement our business plans.

Stock Based Compensation – officers and directors

Stock Based Compensation expenses totaled $nil and $nil for the three and six month periods ended February 29, 2008 versus $nil and $nil for the comparable prior year periods. During the Exploration Stage these costs totaled $6,975,491. Past expenses have related to stock and option issuances to our officers and directors. We anticipate incurring significant stock based compensation expenses during the remaining six months of fiscal 2008 regarding the appointment of new directors.

Investor Relations

Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three and six month periods ended February 29, 2008, these expenses totaled $nil and $57,708 versus $25,001 and $25,001 for the comparable prior year periods. For the Exploration Stage, Investor Relations expenses totaled $131,111. We anticipate Investor Relations expenses will increase substantially during the next twelve months as we continue our efforts to raise further capital and keep current investors informed of Company developments.

Administrative Expenses

Administrative Expenses were $16,909 and $33,403 for the three and six month periods ended February 29, 2008 versus $17,620 and $64,243 for the comparable prior year periods. For the Exploration Stage, Administrative Expenses totaled $144,789. These expenses are composed of travel, Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will increase substantially in the upcoming year as we implement our business plans.

Net Income (Loss)

We incurred net operating losses from continuing operations, before taking into account Other Income, for the three and six month periods ended February 29, 2008 of $(526,508) and $(1,464,414) versus $(2,127,347) and $(3,191,307) for the comparable prior year periods. The Net Loss from continuing operations for the Exploration Stage, before taking into account Other Income, was $(32,632,266).

After taking into account Other Income generated by the cancellation of debt relating to commitments, we recorded Net Income for the three and six month periods ended February 29, 2008 of $9,152,899 and $8,214,993 and recorded a Net Loss for the Exploration Stage of $(23,167,188). These adjusted numbers translated to earnings per share, basic and fully diluted, of $0.24 and $0.21 for the three and six month periods ended February 29, 2008 versus net losses per share, basic and fully diluted, of $(0.07) and $(0.10) for the comparative prior year periods.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business. The Company’s principal sources of liquidity as of February 29, 2008, consisted of cash resources of $67,845, prepaid expenses of $6,416 and a shareholder loan from our President. Under the shareholder loan, loan advances to or on behalf of ADG, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG is required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $189,582 including accrued interest as of February 29, 2008.  Since Exploration Stage inception through to and including February 29, 2008, we have executed cash sales of our common shares totaling $7,193,860 through private placements.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in rapidly evolving markets. There can be no assurance that we will successfully address such risks, expenses and difficulties.

Employees

As of February 29, 2008, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Additionally our CEO was engaged on a consulting basis. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

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

Our significant accounting policies are summarized in NOTE 2 of the financial statements included with our Report on Form 10-K for fiscal 2007. While all these significant accounting policies impact its financial condition and results of operations, Asian Dragon views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Asian Dragon’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. We have expensed all development costs related to our establishment.

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

ITEM 1A.   RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business:

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the six months ended February 29, 2008, the Company had an operating loss of $(272,415). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

The funds received from the investors mentioned above have been used for exploration license installment payments.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended February 29, 2008, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

There is no other information to record under this Item.

ITEM 6.   EXHIBITS

Number	Exhibit Description

10.1	Jinjishan (Revised) Agreement

10.2	Loning (Revised) Agreement

10.3	Fuding (Revised) Agreement

31.1	Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ASIAN DRAGON GROUP INC.

/s/ John Karlsson
John Karlsson
President and CEO, CFO,
Principal Accounting Officer,
Secretary and Treasurer,
Director and Board Chair

Dated: April 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John Karlsson
John Karlsson	President & CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director and Board Chair	April 21, 2008

/s/ Jacques Trottier
Jacques Trottier	Director	April 21, 2008