Form 10-Q
period 2008-05-31
ASIAN DRAGON GROUP INC.
filed 2008-07-21
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

Commission File # 000-52268

ASIAN DRAGON GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0418754
(IRS Employer Identification Number)

#202 - 1028 Hamilton Street
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The issuer had 38,775,000 shares of common stock issued and outstanding as of July 21, 2008

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Table of Contents

Page
PART I. Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets at May 31, 2008 (unaudited) and August 31, 2007 (audited)	F-1

Unaudited Consolidated Statements of Operations for the three and nine month periods ended May 31, 2008 and May 31, 2007 and the Exploration Stage Period of August 15, 2006 to May 31, 2008	F-2

Consolidated Statement of Stockholders’ Equity (audited, unless otherwise noted)	F-3

Unaudited Consolidated Statements of Cash Flows for the nine month periods ended May 31, 2008 and May 31, 2007 and the Exploration Stage Period of August 15, 2006 to May 31, 2008	F-4

Unaudited Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities	F-4

Notes to Consolidated Unaudited Financial Statements	F-5 to F-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	30

PART II. Other Information

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 5. Other Information	36

Item 6. Exhibits	36

Signatures	37

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Consolidated Balance Sheets
	May 31, 2008 (Unaudited)	Year ended August 31, 2007 (Note 1)
ASSETS
CURRENT ASSETS
Cash	$12,617	$326,381
Prepaid expenses	21,395	-
Subscription receivable	-	1,000,000
Total current assets	34,012	1,326,381

Total assets	$34,012	$1,326,381

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Commitments payable (Notes 4 and 8) – current portion	$-	$7,179,407
Accounts payable	1,328	66,470
Account payable - related party	-	75,000
Accrued liabilities	-	40,000
Shareholder loans (Notes 5 and 6)	222,351	237,840
Total current liabilities	$223,679	$7,598,717

LONG-TERM LIABILITIES
Commitments payable (Note 4) – long-term portion	$-	$2,500,000
Total long-term liabilities	$-	$2,500,000

Total liabilities	$223,679	$10,098,717

COMMITMENTS AND CONTINGENCIES (Notes 4,5,6 and 8)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,775,000 and 38,275,000 issued and outstanding at May 31, 2008 and August 31, 2007 respectively (Note 7)	38,775	38,275
Paid-in Capital (Notes 7)	22,984,342	22,584,842
Accumulated deficit in the exploration stage	(23,212,510)	(31,382,181)
Accumulated other comprehensive income (loss)	(274)	(13,272)
Total stockholders’ (deficit)	(189,667)	(8,772,336)

Total liabilities and stockholders’ equity	$34,012	$1,326,381

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Consolidated Statements of Operations
(unaudited)

	Three Months ending May 31, 2008	(Restated) Three Months ending May 31, 2007	Nine Months ending May 31, 2008	(Restated) Nine Months ending May 31, 2007	August 15, 2006 (inception) through May 31, 2008
EXPENSES:
Exploration licenses	$-	$1,415,683	$1,200,000	$4,442,416	$23,052,000
Exploration expenses	-	-	-	-	50,215
Agent fees	-	15,000	30,000	45,000	1,852,500
Professional and consultant fees	17,667	62,772	156,291	103,633	428,705
Stock-based compensation – officers and directors	-	-	-	-	6,975,491
Investor relations	3,828	20,521	61,536	45,522	134,939
Administrative expenses	21,443	19,375	54,921	83,618	166,307
Total expenses	$42,938	$1,533,351	$1,502,748	$4,720,189	$32,660,157

Net loss from operations	$(43,938)	$(1,533,351)	$(1,502,748)	$(4,720,189)	$(32,660,157)
Interest expense	(2,309)	(2,753)	(6,988)	(7,222)	(17,430)
Net loss from continuing operations	$(45,247)	$(1,536,104)	$(1,509,736)	$(4,727,411)	$(32,677,587)
Net loss from discontinued operations	-	-	-	-	(214,330)

OTHER INCOME (EXPENSE): Cancelation of debt relating to commitments	-	-	9,679,407	-	9,679,407
Net Income (Loss)	$(45,247)	$(1,536,104)	$8,169,671	$(4,727,411)	$(23,212,510)

Income (Loss) per common share, basic and diluted from continuing operations:	$(0.00)	$(0.05)	$0.21	$(0.15)
Weighted average shares outstanding basic and diluted	38,529,579	32,555,638	38,529,579	32,555,638

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)	$(45,247)	$(1,536,104)	$8,169,671	$(4,727,411)	$(23,212,510)
Foreign currency translation adjustment	(427)	151	12,998	151	(274)
Total Other Comprehensive Income (Loss)	$(45,674)	$(1,535,953)	$8,182,669	$(4,727,260)	$(23,212,784)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months ending May 31, 2008	(Restated) Nine Months ending May 31, 2007	August 15, 2006 (inception) through May 31, 2008
Cash flows from operating activities:
Net Income (Loss) for the period	$8,169,671	$(4,727,411)	$(23,212,510)
Reconciling adjustments:
Cancelation of debt relating to commitments	(9,679,407)	-	(9,679,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities:
Accounts receivable	1,000,000	2,003	-
Prepaid expenses	(21,395)	(11,096)	(11,895)
Commitments payable	-	-	9,679,407
Accounts payable and accrued liabilities	(180,142)	177,110	1,328
Net cash provided (used) by operating activities	(711,273)	(4,559,394)	(23,223,077)
Cash flows provided (used) by discontinued operating activities	-	-	203,586
Cash flows from financing activities:
Common stock issued for cash	400,000	4,500,000	7,193,860
Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500
Loans from shareholders	(15,489)	72,142	50,459
Net cash provided by financing activities	384,511	4,572,142	23,032,310

Effect of foreign currency translation	12,998	151	(274)

Net increase (decrease) in cash	(313,764)	12,899	12,545

Cash, beginning of period	326,381	72	72

Cash, end of period	$12,617	$12,971	$12,617

Supplemental Disclosure of Non-cash Investing and Financing Activities (unaudited)

	Nine Months ending May 31, 2008	Nine Months ending May 31, 2007	August 15, 2006 (inception) through May 31, 2008

Cancelation of debt relating to commitments	(9,679,407)	-	(9,679,407)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 – Nature of Business and Basis of Presentation

Asian Dragon Group Inc. (“Asian Dragon”, “ADG”, “We”, the “Registrant”, or the “Company”) was incorporated as a Nevada corporation on June 11, 2003. Asian Dragon was established to develop projects which focus on China’s growing precious and base metals reserves and markets. Effective August 15, 2006, the business of its operating subsidiary Galaxy Telnet SRL was wound-up and the subsidiary was de-registered as a corporate entity. Asian Dragon’s August 31, 2006 audited financial statements were presented to reflect the discontinuation of operation of Galaxy Telnet SRL and concurrently the date at which Asian Dragon became an Exploration Stage Company was set as August 15, 2006. On April 10, 2008 the Company incorporated a British Columbia company named Asian Dragon Silver Inc. (“ADSI”) as a wholly owned subsidiary. The financial statements of the Company are presented on a consolidated basis and include all accounts of both the Company and its subsidiary. The consolidated unaudited financial statements as of May 31, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the August 31, 2007 audited financial statements and notes thereto.

Exploration Stage Activities

The Company has been in the exploration stage since August 15, 2006 and has not yet realized any revenues from its operations.

Reclassifications

Certain account balances have been reclassified to conform to current period presentation.

NOTE 2 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has an operating loss from continuing operations for the nine month period ending May 31, 2008 of $(1,509,736) and has accumulated operating losses since its inception in the amount of $(23,212,510). Additionally the Company has a deficit in working capital and stockholders equity and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

During the nine months ended May 31, 2008, we addressed the going concern issue by completing a private placement of 500,000 common shares at $0.80 per share for aggregate proceeds of $400,000. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management is attempting to raise additional funds to

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Consolidated Financial Statements

finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

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

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Consolidated Financial Statements

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

On December 12, 2007, with the mutual consent of WFEI, the Jinjishan Rights Agreement was replaced with the “Jinjishan Agreement” which clarified certain terminology in the predecessor agreements but maintained the same payment terms. This agreement was filed with our year-end Report on Form 10-K as Exhibit 10.1. WFEI provided Asian Dragon with an undertaking that it extinguished all rights to any payments under the predecessor agreements and has acknowledged that it recorded all cash and share payments made under the predecessor agreements as payments under the Jinjishan Agreement.

The Company did not make payment of the $500,000 installment two of the Jinjishan commitment to WFEI which was due March 1, 2008 and was in default as to a total of $1,007,407 toward the Jinjishan Agreement. A discussion was held with WFEI and LCUML regarding this matter and WFEI agreed to extend the payment terms to accommodate this default. No damages were claimed by WFEI or LCUML.

On April 14, 2008 with the mutual consent of WFEI, the Jinjishan Agreement was replaced with the “Jinjishan (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $1,499,407 at August 31, 2007. This agreement is attached to our quarterly report on Form 10-Q for the period ending February 29, 2008 as Exhibit 10.1.

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

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Consolidated Financial Statements

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

On December 12, 2007, with the mutual consent of WFEI, the Loning Rights Agreement was replaced with the “Loning Agreement” which clarified certain terminology in the predecessor agreements, but maintained the same payment terms. This agreement was filed with our year-end Report on Form 10-K as Exhibit 10.2. WFEI provided Asian Dragon with an undertaking that it extinguished all rights to any payments under the predecessor agreements and has acknowledged that it recorded all cash and share payments made under the predecessor agreements as payments respectively under the Loning Agreement.

On April 14, 2008 with the mutual consent of WFEI, the Loning Agreement was replaced with the “Loning (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $1,076,822 at August 31, 2007. This agreement is attached to our quarterly report on Form 10-Q for the period ending February 29, 2008 as Exhibit 10.2. As of April 14, 2008, Asian Dragon was in default as to a total of $82,546 toward the Loning (Revised) Agreement.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Consolidated Financial Statements

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

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Consolidated Financial Statements

On August 29, 2007 and September 14, 2007 the Company made payments of $172,546 and $800,000 respectively toward Fuding commitment installment one which was due October 1, 2007. These payments totaled $972,546 and were not sufficient to meet the full amount of Fuding commitment installment one prior to October 1, 2007. As such, the Company was in default as to $297,454 regarding the Fuding Agreement at the end of the quarter ended November 30, 2007. A discussion was held with WFEI and Fuding regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or Fuding. During the quarter ended May 31, 2008, on January 14, 2008 the Company completed payment of the remaining $297,454 regarding Fuding installment one.

On December 12, 2007, with the mutual consent of WFEI, the Fuding Rights Agreement was replaced with the “Fuding Agreement” which clarified certain terminology in the predecessor agreements, but maintained the same payment terms. This agreement was filed with our year-end Report on Form 10-K as Exhibits 10.3. WFEI provided Asian Dragon with an undertaking that it extinguished all rights to any payments under the predecessor agreements and has acknowledged that it recorded all cash and share payments made under the predecessor agreements as payments under the Fuding Agreement.

On January 14, 2008 the Company made a payment of $102,546 toward Fuding installment two but the Company did not complete full payment of installment two of the Fuding commitment prior to the deadline on March 1, 2008 and was in default as to $1,897,454 toward the Fuding Agreement. A discussion was held with WFEI and Fuding regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or Fuding.

On April 14, 2008 with the mutual consent of WFEI, the Fuding Agreement was replaced with the “Fuding (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $7,103,178 at August 31, 2007. This agreement is attached to our quarterly report on Form 10-Q for the period ending February 29, 2008 as Exhibit 10.3. As of April 14, 2008, Asian Dragon was in default as to a total of $1,897,454 toward the Fuding (Revised) Agreement.

On April 30, 2008 with the mutual consent of WFEI, the FGLW and XWG properties included in Fuding (Revised) Agreement were assigned by the Company to its subsidiary Asian Dragon Silver Inc. in return for a commitment from ADSI to issue the Company 20,500,000 shares of the common stock of ADSI. The FGLW-XWG Transfer Agreement which governed this transaction was filed as Exhibit 10.1 to a Form 8-K filed April 30, 2008.

Subsequent to the end of the quarter ended May 31, 2008, neither the Company nor ADSI made payment of installment three of the Fuding commitment prior to the deadline on June 1, 2008 and were in default as to a total $3,897,454 toward the Fuding (Revised) Agreement. A discussion was held with WFEI and Fuding regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or Fuding.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Consolidated Financial Statements

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

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Consolidated Financial Statements

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

Financial Commitments

The Company’s remaining commitments under its Agreements referenced in NOTE 3 are as follows:

PART ONE – Monetary Commitments:

Commitment Item	Installments Required	Payments Made	Balance Due	Deadlines

Jinjishan (Revised) Agreement:
- initial payment	$1,792,593	$1,792,593	$ Nil	August 29, 2007
- installment one (1)	507,407	-	507,407	October 1, 2007
- installment two (1)	500,000	-	500,000	March 1, 2008
- installment three	500,000	-	500,000	October 1, 2008

Sub-total	$3,300,000	$1,792,593	$1,507,407

Loning (Revised) Agreement:
- initial payment	$400,000	$400,000	$ Nil	August 29, 2007
- installment one (2)	110,000	27,454	82,546	March 1, 2008
- installment two (3)	500,000	-	500,000	September 30, 2008
- installment three (3)	500,000	-	500,000	September 30, 2009

Sub-total	$1,510,000	$427,454	$1,082,546
(continued)

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Consolidated Financial Statements

PART ONE – Monetary Commitments (continued):

	Fuding (Revised) Agreement:
	- initial payment	$2,730,000	$2,730,000	$ Nil	August 29, 2007
	- installment one (4)	1,270,000	1,270,000	Nil	October 1, 2007
	- installment two (4)	2,000,000	102,546	1,897,454	March 1, 2008
	- installment three (4)	2,000,000	-	2,000,000	June 1, 2008
	- installment four	2,000,000	-	2,000,000	October 1, 2008

	Sub –total	$10,000,000	$4,102,546	$5,897,454

	Grand Totals		$6,322,593	$8,487,407
NOTES:
(1)	The Company is presently in default regarding the Jinjishan (Revised) Agreement as to $1,007,407.
(2)	The Company is presently in default regarding the Loning (Revised) Agreement as to $82,546.
(3)	The final two payments included in the Loning Agreement of $500,000 are not due to WFEI, but are instead agreed to be spent by ADG for exploration expenses to develop the Loning Property.
(4)	The Company is presently in default regarding the Fuding (Revised) Agreement in the amount of $3,897,454.

NOTE 5 – Shareholder Loan

At May 31, 2008, the Company had two shareholder loans outstanding from related parties totaling $222,351 which included $6,988 of accrued interest for the nine month period. These loans are uncollateralized and have no fixed repayment dates. During the nine months ending May 31, 2008 a repayment of $52,937 was made toward one shareholder loan.

NOTE 6 – Related Party Transactions

During the three months ending May 31, 2008 related party transactions included the shareholder loan activity recorded in Note 5 and the provision of office facilities by our CEO for no charge.

NOTE 7 – Common Stock

At August 31, 2007 a $1,000,000 subscription receivable was recorded regarding a private placement completed during fiscal 2007. This was collected in full on September 13, 2007.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Consolidated Financial Statements

On January 14, 2008, the Company completed a private placement sale of 500,000 shares of its common stock at $0.80 per share for aggregate proceeds of $400,000.

NOTE 8 – Subsequent Events

Subsequent to the May 31, 2008 quarter end, the Company did not fulfill its Fuding (Revised) Agreement installment three payment of $2,000,000 which was due June 1, 2008 and was in default in the amount of $3,897,454. A discussion was held with WFEI and Fuding and WFEI agreed to extend the payment schedule. No damages were claimed by WFEI or Fuding.

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

Asian Dragon Group Inc. (“Asian Dragon”, “ADG”, “we”, the “Registrant”, or the “Company”) was incorporated in Nevada on June 11, 2003 and on August 10, 2006 filed Articles of Amendment with the Nevada Secretary of State to change its name to Asian Dragon Group Inc. Our fiscal year end is August 31st.

On April 10, 2008 the Company incorporated a British Columbia company named Asian Dragon Silver Inc. (“ADSI”) as a wholly owned subsidiary. The financial statements of the Company are presented on a consolidated basis and include all accounts of both the Company and its subsidiary.

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

On December 12, 2007, with the mutual consent of WFEI, the Jinjishan Rights Agreement was replaced with the “Jinjishan Agreement” which clarified certain terminology in the predecessor agreements but maintained the same payment terms. This agreement was filed with our year-end Report on Form 10-K as Exhibit 10.1. WFEI provided Asian Dragon with an undertaking that it extinguished all rights to any payments under the predecessor agreements and has acknowledged that it recorded all cash and share payments made under the predecessor agreements as payments under the Jinjishan Agreement.

The Company did not make payment of the $500,000 installment two of the Jinjishan commitment to WFEI which was due March 1, 2008 and was in default as to a total of $1,007,407 toward the Jinjishan Agreement. A discussion was held with WFEI and LCUML regarding this matter and WFEI agreed to extend the payment terms to accommodate this default. No damages were claimed by WFEI or LCUML.

On April 14, 2008 with the mutual consent of WFEI, the Jinjishan Agreement was replaced with the “Jinjishan (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $1,499,407 at August 31, 2007. This agreement is attached to our quarterly report on Form 10-Q for the period ending February 29, 2008 as Exhibit 10.1.

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

On December 12, 2007, with the mutual consent of WFEI, the Loning Rights Agreement was replaced with the “Loning Agreement” which clarified certain terminology in the predecessor agreements, but maintained the same payment terms. This agreement was filed with our year-end Report on Form 10-K as Exhibit 10.2. WFEI provided Asian Dragon with an undertaking that it extinguished all rights to any payments under the predecessor agreements and has acknowledged that it recorded all cash and share payments made under the predecessor agreements as payments respectively under the Loning Agreement.

On April 14, 2008 with the mutual consent of WFEI, the Loning Agreement was replaced with the “Loning (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $1,076,822 at August 31, 2007. This agreement is attached to our quarterly report on Form 10-Q for the period ending February 29, 2008 as Exhibit 10.2. As of April 14, 2008, Asian Dragon was in default as to a total of $82,546 toward the Loning (Revised) Agreement.

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

On August 29, 2007 and September 14, 2007 the Company made payments of $172,546 and $800,000 respectively toward Fuding commitment installment one which was due October 1, 2007. These payments totaled $972,546 and were not sufficient to meet the full amount of Fuding commitment installment one prior to October 1, 2007. As such, the Company was in default as to $297,454 regarding the Fuding Agreement at the end of the quarter ended November 30, 2007. A discussion was held with WFEI and Fuding regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or Fuding. During the quarter ended May 31, 2008, on January 14, 2008 the Company completed payment of the remaining $297,454 regarding Fuding installment one.

On December 12, 2007, with the mutual consent of WFEI, the Fuding Rights Agreement was replaced with the “Fuding Agreement” which clarified certain terminology in the predecessor agreements, but maintained the same payment terms. This agreement was filed with our year-end Report on Form 10-K as Exhibits 10.3. WFEI provided Asian Dragon with an undertaking that it extinguished all rights to any payments under the predecessor agreements and has acknowledged that it recorded all cash and share payments made under the predecessor agreements as payments under the Fuding Agreement.

On January 14, 2008 the Company made a payment of $102,546 toward Fuding installment two but the Company did not complete full payment of installment two of the Fuding commitment prior to the deadline on March 1, 2008 and was in default as to $1,897,454 toward the Fuding Agreement. A discussion was held with WFEI and Fuding regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or Fuding.

On April 14, 2008 with the mutual consent of WFEI, the Fuding Agreement was replaced with the “Fuding (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $7,103,178 at August 31, 2007. This agreement is attached to our quarterly report on Form 10-Q for the period ending February 29, 2008 as Exhibit 10.3. As of April 14, 2008, Asian Dragon was in default as to a total of $1,897,454 toward the Fuding (Revised) Agreement.

On April 30, 2008 with the mutual consent of WFEI, the FGLW and XWG properties included in Fuding (Revised) Agreement were assigned by the Company to its subsidiary Asian Dragon Silver Inc. in return for a commitment from ADSI to issue the Company 20,500,000 shares of the common stock of ADSI. The FGLW-XWG Transfer Agreement which governed this transaction was filed as Exhibit 10.1 to a Form 8-K filed April 30, 2008.

Subsequent to the end of the quarter ended May 31, 2008, neither the Company nor ADSI made payment of installment three of the Fuding commitment prior to the deadline on June 1, 2008 and were in default as to a total $3,897,454 toward the Fuding (Revised) Agreement. A discussion was held with WFEI and Fuding regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or Fuding.

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

Map of Locations

OPERATIONAL DEVELOPMENTS DURING QUARTER THREE

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

On April 10, 2008 the Company incorporated a British Columbia company named Asian Dragon Silver Inc. (“ADSI”) as a wholly owned subsidiary. The financial statements of the Company are presented on a consolidated basis and include all accounts of both the Company and its subsidiary.

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

On April 30, 2008 with the mutual consent of WFEI, the FGLW and XWG properties included in Fuding (Revised) Agreement were assigned by the Company to its subsidiary Asian Dragon Silver Inc. in return for a commitment from ADSI to issue the Company 20,500,000 shares of the common stock of ADSI. The FGLW-XWG Transfer Agreement which governed this transaction was filed as Exhibit 10.1 to a Form 8-K filed April 30, 2008.

Subsequent to the end of the quarter ended May 31, 2008, neither the Company nor ADSI made payment of installment three of the Fuding commitment prior to the deadline on June 1, 2008 and were in default as to a total $3,897,454 toward the Fuding (Revised) Agreement. A discussion was held with WFEI and Fuding regarding this matter and WFEI agreed to extend the payment schedule to accommodate this default. No damages were claimed by WFEI or Fuding.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2008 AND MAY 31, 2007

Revenues

ADG did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into seven categories:

- Exploration Licenses
- Exploration Expenses
- Agent Fees
- Professional and Consultant Fees
- Stock Based Compensation – officers and directors
- Investor Relations
- Administrative Expenses

Exploration Licenses

Expenditures recorded for Exploration Licenses were $nil and $1,200,000 respectively for the three and nine month periods ended May 31, 2008 compared to $1,415,683 and $4,442,416 for the comparable periods ending May 31, 2007. For the period of August 15, 2006 (inception) to May 31, 2008 (the “Exploration Stage”) costs for Exploration Licenses totaled $23,052,000. These costs included cash payments made to World Fortune Enterprises Inc. (“WFEI”), and WFEI and its nominees in the case of share based payments, toward the purchase of exploration licenses for certain properties in China described in Notes 3 and 4 of the financial statements included in this Report. We anticipate these expenses will increase over the next twelve months as we implement our business plans.

We also note that within the area of expected exploration there is infrastructure including buildings and a formerly operating concentration mill. This entire infrastructure, without exception, has no value from an accounting or operational perspective due to its age and state of repair.

Exploration Expenses

Exploration Expenses were $nil and $nil respectively for the three and nine month periods ended May 31, 2008 versus $nil and $nil for the comparable periods ended May 31, 2007. Expenses for the Exploration Stage totaled $50,215. We anticipate these expenses will increase during the next twelve months.

Agent Fees

Agent Fees were $nil and $30,000 respectively for the three and nine month periods ended May 31, 2008 versus $15,000 and $45,000 for the comparable prior year periods. Agent Fees for the Exploration Stage totaled $1,852,500, which are composed of cash payments of $90,000 and stock issuances expensed as $1,762,500. These payments were made to WFEI for the sourcing of exploration property opportunities in China. We anticipate these expenses may increase over the next twelve months as we implement plans to acquire further exploration properties.

Professional and Consultant Fees

Professional & Consultant Fees are comprised of consulting fees charged by our CEO and directors and fees for accounting, audit, legal and other professionals. During the three and nine month periods ended May 31, 2008, these fees were $17,667 and $156,291 respectively versus $62,772 and 103,633 for the comparable prior year periods. For the Exploration Stage, these costs totaled $428,705. We anticipate Professional & Consultant Fees will remain at current levels in the upcoming twelve months.

Stock Based Compensation – officers and directors

Stock Based Compensation expenses totaled $nil and $nil for the three and nine month periods ended May 31, 2008 versus $nil and $nil for the comparable prior year periods. During the Exploration Stage these costs totaled $6,975,491. Past expenses have related to stock and option issuances to our officers and directors. We do not anticipate incurring stock based compensation expenses during the remaining quarter of fiscal 2008.

Investor Relations

Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three and nine month periods ended May 31, 2008, these expenses totaled $3,828 and $61,536 versus $20,521 and $45,522 for the comparable prior year periods. For the Exploration Stage, Investor Relations expenses totaled $134,939. We anticipate Investor Relations expenses will increase substantially during the next twelve months as we continue our efforts to raise further capital and keep current investors informed of Company developments.

Administrative Expenses

Administrative Expenses were $21,443 and $54,921 for the three and nine month periods ended May 31, 2008 versus $19,375 and $83,618 for the comparable prior year periods. For the Exploration Stage, Administrative Expenses totaled $166,307. These expenses are composed of travel, Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will increase moderately in the upcoming year as we implement our business plans.

Net Income (Loss)

We incurred net operating losses from continuing operations, before taking into account Other Income, for the three and nine month periods ended May 31, 2008 of $(45,247) and $(1,509,736) versus $(1,536,104) and $(4,727,411) for the comparable prior year periods. The Net Loss from continuing operations for the Exploration Stage, before taking into account Other Income, was $(32,677,587).

After taking into account Other Income generated by the cancellation of debt relating to commitments, we recorded a Net Loss for the three month period ended May 31, 2008 in the amount of $(45,247), Net Income for the nine month period ended May 31, 2008 in the amount of $8,169,671, and recorded a Net Loss for the Exploration Stage of $(23,212,510). These adjusted numbers translated to earnings per share, basic and fully diluted, of $nil and $0.21 for the three and nine month periods ended May 31, 2008 versus net losses per share, basic and fully diluted, of $(0.05) and $(0.15) for the comparative prior year periods.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business. The Company’s principal sources of liquidity as of May 31, 2008, consisted of cash resources of $12,617, prepaid expenses of $21,395 and shareholder loans from related parties. Under the shareholder loans, loan advances to or on behalf of ADG or ADSI, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG or ADSI are required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG or ADSI at any time without notice, bonus or penalty. The amount outstanding under the shareholder loans were $222,351 including accrued interest as of May 31, 2008.  Since Exploration Stage inception through to and including May 31, 2008, we have executed cash sales of our common shares totaling $7,193,860 through private placements.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in rapidly evolving markets. There can be no assurance that we will successfully address such risks, expenses and difficulties.

Employees

As of May 31, 2008, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Additionally our CEO was engaged on a consulting basis. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

Critical Accounting Policies

Asian Dragon’s financial statements are prepared on a consolidated basis which includes the accounts of both the Company and its subsidiary and include related public financial information based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

The Company's design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management has concluded that there is more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

Remediation Plan

We are including information with respect to our internal control over financial reporting for the period subsequent to May 31, 2008, in order to provide readers with a current understanding of the identified significant deficiencies, as well as how they have been addressed as part of our remediation plan.

Subsequent to May 31, 2008, we have undertaken, extensive work to remediate the significant deficiencies identified in our internal control over financial reporting described above, including specific remediation initiatives described below. We have begun implementing the actions described below with respect to the identified significant deficiencies and plan to have these remedies in place by the period ended August 31, 2008.

Insufficient dedication of resources to administrative functions. We have focused intensive efforts on re-aligning management duties to ensure a number of control deficiencies related to the documentation of expenses relating to our international activities are addressed in an effective and timely manner.

Ineffective Controls related to the Entering of Transactions into the General Ledger, Preparation of Certain Account Analyses, Account Summaries, and Account Reconciliations. As a result of the adjustments made with respect to certain income statement accounts for the quarters ended November 30, 2007, February 29, 2007, and May 31, 2007, we determined a more detailed review for these accounts was necessary in connection with our quarterly and annual financial reporting process.  The Company has developed a more intensive financial close process to ensure a thorough review of entering transactions into the general ledger is performed, supporting schedules are adequately prepared and/or reviewed, and that they included adequate supporting documentation.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the nine months ended May 31, 2008, the Company had an operating loss from continuing operations of $(1,509,736). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL PRECIOUS METAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company’s exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company’s operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

▪	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
▪	Availability and costs of financing;
▪	Ongoing costs of production;
▪	Market prices for the precious metals to be produced;
▪	Environmental compliance regulations and restraints; and
▪	Political climate and/or governmental regulation and control.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended May 31, 2008, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

Dated: July 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ John Karlsson
John Karlsson	President & CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director and Board Chair	July 21, 2008
/s/ Jacques Trottier
Jacques Trottier	Director	July 21, 2008