Form 10-K/A
period 2007-08-31
ASIAN DRAGON GROUP INC.
filed 2008-09-10
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K/A

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

Nevada
(State or other jurisdiction of incorporation or organization)

98-0418754
(IRS Employer Identification Number)

1312 North Monroe Street, Suite 108, Spokane, Washington  99201
(Address of principal executive offices)                             (Zip Code)

(509) 252-8428
(Registrant’s telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act:  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer ☐                      Accelerated filer ☐                               Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐  No ☒

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

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

PART I
ITEM 1.	Description of Business	1
ITEM 1A.	Risk Factors	23
ITEM 1B.	Unresolved Staff Comments	28
ITEM 2.	Description of Property	28
ITEM 3.	Legal Proceedings	29
ITEM 4.	Submission of Matters to Vote of Security Holders	29

PART II
ITEM 5.	Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	29
ITEM 6.	Selected Financial Data	30
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	31
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	35
ITEM 8.	Financial Statements and Supplementary Data:	36
	Reports of Independent Registered Public Accounting Firms	F-1(37)
	Balance Sheets at August 31, 2007, August 31, 2006 and August 31, 2005	F-3
	Statements of Operations for the years ended August 31, 2007, August 31, 2006 and August 31, 2005 and the Exploration Stage Period of August 15, 2006 to August 31, 2007	F-4
	Statement of Stockholders’ Equity	F-5
	Statements of Cash Flows for the years ended August 31, 2007, August 31, 2006 and August 31, 2005and the Exploration Stage Period of August 15, 2006 to August 31, 2007	F-6
	Notes to Financial Statements	F-8 to F-27
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
ITEM 9A.	Controls and Procedures	64
ITEM 9B.	Other Information	65

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	66
ITEM 11.	Executive Compensation	69
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	70
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	72
ITEM 14.	Principal Accounting Fees and Services	72

PART IV
ITEM 15.	Exhibits, Financial Statements Schedules	73

SIGNATURES		74

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Asian Dragon was established to develop projects which focus on China’s growing precious and base metals reserves and markets.

Investors should be aware there is no assurance that a commercially viable mineral deposit exists on any of the properties for which we are purchasing exploration licenses, and that further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

Exploration Licenses

Exploration/Concession rights are administered by the Ministry of Land and Resources in the Henan Province of the People’s Republic of China (PRC). There are Provincial and Federal bodies, with each Provincial body overseeing its own jurisdiction. The Company plans to follow and adheres to “The Mineral of Resources Law of PRC” and “China’s Policy on Mineral Resources (2003)” to administer exploration concession/mineral rights in PRC.

These can be found at:

China's Policy on Mineral Resources (2003):

http://english.gov.cn/official/2005-07/28/content_17963.htm

Mineral of Resources Law of PRC:

http://english1.mofcom.gov.cn/aarticle/lawsdata/chineselaw/200211/20021100053807.html

The Company has entered agreements to purchase 70% interests in each of six different mineral exploration licenses in China. The sites relating to these licenses are as follows: Jinjishan, Loning, Luanchuan Mozigou, Lushi Jiashapa, Xiayu Fanggelewan, and the Xiaowagou.

Jinjishan Site and Concentration Plant

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

The Company entered into an agreement with World Fortune Enterprise Inc. to acquire a 70% interest in the Jinjishan License and a 100% interest in the Jinjishan Concentration Plant. Under the agreement the Company assumed the payment responsibilities of World Fortune for the Jinjishan Interests.

The terms of the Jinjishan Agreement require payments of $2,500,000 for the Jinjishan License and $800,000 for the Jinjishan Concentration Plant, for total consideration of $3,300,000. The Jinjishan Agreement acknowledged the Company provided payments totaling US$1,792,593 to August 29, 2007 (inclusive of a payment of US$600,000 toward the Jinjishan Plant) and required further investment by the Company as follows: (i) US$500,000 by October 1, 2007; (ii) US$500,000 by March 1, 2008; and (iii) US$500,000 by October 1, 2008.

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

Asian Dragon is not a party to the agreement between World Fortune and LCUML, nor a party to the agreement between LCUML and the party that previously owned the rights to the interests in the Xiaoquinling region of China and may have little or no recourse on LCUML or the party from whom LCUML purchased the rights, in the event that the purchase agreement does not comply with their agreements with each other or World Fortune. However, Asian Dragon has received an attorney’s letter from Mr. Tian Huiquing, Kunda Law Office, Hunan, China stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

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

Loning Site

The Loning License consists of an Exploration License on a 9.1 sq km property located in the Xiaoqinling Region, PRC, and three km southwest of the Jinjishan License.

The Company entered into an agreement with World Fortune effective August 29, 2007, to acquire a 70% interest in the Loning License. Under the Loning Agreement, The Company assumed the payment responsibilities of World Fortune for the Loning License.

The Loning Agreement requires total payments by the Company of $1,510,000, of which $1,000,000 is to be expended by the Company for exploration purposes. The Loning Agreement acknowledged The Company has provided payments totaling US$400,000 to August 29, 2007 and required further investment by the Company as follows: (i) US$110,000 by March 1, 2008; (ii) US$500,000 by September 30, 2008; and (iii) US$500,000 by September 30, 2009.

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

Asian Dragon is not a party to the agreement between World Fortune and Yunfeng nor a party to the agreement between Yunfeng and the party that previously owned the rights to the interests in the Xiaoquinling region of China and may have little or no recourse on Yunfeng or the party from whom Yunfeng purchased the rights, in the event that the purchase agreement does not comply with their agreements with each other or World Fortune. However, Asian Dragon has received an attorney’s letter from Mr. Tian Huiquing, Kunda Law Office, Hunan, China stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

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

Luanchuan Mozigou Molybdenum Site
Lushi Jiashapa Vanadium Site
Luoning Xiayu Fanggelewan Silver-Lead Site
XWG Silver-Lead Site

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

The Company entered into an agreement with World Fortune effective August 29, 2007, to acquire a 51% interest in the Fuding exploration licenses. Under the Fuding Agreement, the Company will assume the payment responsibilities of World Fortune for the various rights and interests.

The Fuding Agreement requires total consideration of $10,000,000. The Fuding Agreement acknowledged the Company provided an initial payment of $2,730,000 and required further payments as follows: $1,270,000 on October 1, 2007; $2,000,000 before March 1, 2008; $2,000,000 on June 1, 2008; and $2,000,000 on October 1, 2008.

A secondary component of the Fuding Agreement are two options whereby World Fortune can, at its sole discretion, increase its ownership purchase of the Fuding Rights by 19% to a total of 70% (this being 100% of Fuding’s 70% August 8, 2007 interest in the Fuding Licenses) in return for additional payments of US$10,000,000 each for two 9.5% ownership increases. The payment schedule for this secondary component includes payment by World Fortune to Fuding of:

(i)        US$10,000,000 – by June 1, 2008 for an additional 9.5% interest;
and/or
(ii)       US$10,000,000 – by June 1, 2009 for an additional 9.5% interest

World Fortune does not own the interests referenced in its agreement with Asian Dragon. World Fortune has an agreement with Luoning Fuding Mining Development, Ltd. (“Fuding”) for those interests. However, Fuding does not own the rights, but has entered into a purchase agreement for the interests in the Xiaoquinling region of China. World Fortune has represented that when they eventually assign the rights to Asian Dragon, those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. World Fortune has also represented that when the option is exercised, it will have the right and authority to transfer the rights to Asian Dragon.

Asian Dragon is not a party to the agreement between World Fortune and Fuding nor a party to the agreement between Fuding and the party that owns the rights to the interests in the Xiaoquinling region of China and may have little or no recourse should Fuding or the party with whom Funding has the purchase agreement not comply with their agreements with each other or World Fortune. However, Asian Dragon has received an attorney’s letter from Mr. Tian Huiquing, Kunda Law Office, Hunan, China stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

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

The basis and duration of our mineral rights, surface rights, claims or concessions is as follows:

The Company is acquiring the subsurface rights for various different minerals. Chinese Mineral Laws limit the Exploration License for 3 years prior to being converted to a Prospect License for another 3 years. After this time period has expired the mineral property must apply for a Mining License for production.  The terms for the duration of the Mining License is subject to the proven reserves and the annual production rate. The mineral property is eventually returned to the government if the Exploration License or the Prospect License expires without renewal. The Mining License also expires at the end of the term unless more reserves are proven to apply for an extension.

All six sites have exploration licenses that have been obtained from a Provincial body, The Ministry of Land and Resources.

Identifying information pertaining to the Exploration Licenses is as follows:

Site Name	Claim Number	Date of Recording	Expiration Date

Jinjishan	4100000720228	6/23/2007	6/22/2008
Loning	4100000610057	1/24/2006	1/23/2008
Mozigou	4100000630173	4/11/2006	3/1/2008
Jiashapa	4100000630457	8/26/2006	8/22/2008
Fangglewan	4100000640631	12/24/2006	12/5/2007
Xiaowagou	4100000620556	11/7/2006	12/30/2007

In order to retain the claims or leases,the following payments must be made per the noted schedules:.

As outlined above, the Company must complete full payment as per the payment schedules outlined in the agreements to retain the claims and/or leases, These are as follows:

Jinjishan

The terms of the Jinjishan Agreement require payments of $2,500,000 for the Jinjishan License and $800,000 for the Jinjishan Plant, for total consideration of $3,300,000. The Jinjishan Agreement acknowledged The Company provided payments totaling US$1,792,593 to August 29, 2007 (inclusive of a payment of US$600,000 toward the Jinjishan Plant) and required further investment by The Company as follows: (i) US$500,000 by October 1, 2007; (ii) US$500,000 by March 1, 2008; and (iii) US$500,000 by October 1, 2008.

Loning

The Loning Agreement requires total payments by the Company of $1,510,000, of which $1,000,000 is to be expended by the Company for exploration purposes. The Loning Agreement acknowledged the Company has provided payments totaling US$400,000 to August 29, 2007 and required further investment by the Company as follows: (i) US$110,000 by March 1, 2008; (ii) US$500,000 by September 30, 2008; and (iii) US$500,000 by September 30, 2009.

Fuding

The Fuding Agreement requires total consideration of $10,000,000. The Fuding Agreement acknowledged the Company provided an initial payment of $2,730,000 and required further payments as follows: $1,270,000 on October 1, 2007; $2,000,000 before March 1, 2008; $2,000,000 on June 1, 2008; and $2,000,000 on October 1, 2008.

A secondary component of the Fuding Agreement are two options whereby World Fortune can, at its sole discretion, increase its ownership purchase of the Fuding Rights by 19% to a total of 70% (this being 100% of Fuding’s 70% August 8, 2007 interest in the Fuding Licenses) in return for additional payments of US$10,000,000 each for two 9.5% ownership increases. The payment schedule for this secondary component includes payment by World Fortune to Fuding of:

(i)        US$10,000,000 – by June 1, 2008 for an additional 9.5% interest;
and/or
(ii)       US$10,000,000 – by June 1, 2009 for an additional 9.5% interest

In summary, the areas covered by the Exploration Licenses are as follows:

Property Name	Claim Area

Jinjishan	28.29 km2
Loning	9.40 km2
Mozigou	14.09 km2
Jiashapa	8.30 km2
Fangglewan	1.75 km2
Xiaowagou	2.13 km2

All the exploration license sites have been visited and examined by a Canadian independent  professional geologist with international experience, Mr. Christian Derosier, M.Sc., D.Sc., P. Geo. a member of The Canadian Institute of Mines and Metallurgy since 1976 and the Ordre des Géologues du Québec (No 129).

Jinjishan Site

The Jinjishan Site is an exploration property located in the Luoning County, Henan Province, People’s Republic of China. The exploration site consists of contiguous 28.3 sq km Exploration License located in the northwest part of Luoning County. More precisely it is located in the west part of the Henan Province and in the northwest part of the Luoning County and in the Changshui community. The closest important city is Luoning. Luoning is situated at about 1300 km WNW of Shanghai, 1300 km SSW of Beijing, 270 km west of Zhengzhou the provincial capital and 130 km west of Luoyang, the Prefecture of the Luoning

County. Access to the Jinjishan Property is provided on a 120 km large paved road which runs southwesterly to the city of Luoning. From Luoning, a paved road leads southwesterly to the town of Changshui and from that locality a recently paved road leads northwesterly to the Jinjishan village and then to the Jinjishan site. The distance from Changshui to the property is approximately 10 km. This road also links Luoning to Lushi, another important city to the southwest. In Chinese, Jinjishan means the Golden Pheasant Mountain.

Loning Site

The Loning Site consists of a 9.1 sq km Exploration License and is located 2 km Southwest of Asian Dragon's Jinjishan Site with easy access via the paved highway that runs East/West of the North side of Luoning County.

Fuding Sites:

Luanchuan Mozigou (MZG) Molybdenum Site

The Luanchuan Mozigou Molybdenum Site (“MZG”) is located in Jiaohe Village of Luanchuan County, Henan Province, China. MZG contains an Exploration License comprised of 14.09 sq km with a 4 sq km aspect of the site running the same northwest-southeast trend as China Molybdenum, all aspects of this mineralized zone trend which extend over a 60 km “saddle” bordering Luanchuan and Lushi County.

Lushi Jiashapa (JSP) Vanadium Site

The Lushi Jiashapa Vanadium Site (“JSP”) is located in the area of Wenguxiang to Dashihe of Lushi County, Henan Province, China. JSP contains an Exploration License comprised of 8.3 sq km with an approximate 1 km wide by 8 km long covered east-west trend mineralized zone which extends over a 42 km area that sometimes widens up to 3 km.

Luoning Xiayu Fanggelewan (FGLW) Silver-Lead Site

The Luoning Xiayu Fanggelewan Site (“FGLW”) is located in the area of Xiayu, Henan Province, China. FGLW holds an Exploration License on an area of 1.75 sq km covering a series of long veins in a northeast-southwest trend. The site is located approximately 240 km west of Zhengzhou, the provincial capital, and 80 km west of Luoyang, the Prefecture of Luoning County.

Xiaowagou (XWG) Silver-Lead Site

The Xiaowagou Silver Lead Site ("XWG") is located in the area of Xiayu, Henan Province, China. XWG holds a 2.13 sq km Exploration License. The site is located approximately 240 km west of Zhengzhou, the provincial capital, and 80 km west of Luoyang, the prefecture of Luoning County.

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

Mineralization is hosted in Mesoproterozoic felsic to intermediate volcanic rocks. The steeply dipping mineralized zones are 250 to 750 m long and 1 to 2.8 m wide veins filling brittle structures, lenses in tension gashes, alteration bands along shear zones and brecciated country rock. The ores commonly contain anomalous Ag, Te, and Pb concentrations. Alteration halos around the mineralized zones are characterized by a 1 to 3 m wide proximal sulphide –ankerite –muscovite zone, a 1 to 20 m wide pyrite – ankerite – muscovite – chlorite transitional zone and a 50 m wide distal chlorite-calcite zone.

Map of Locations

Based upon the reports of our geologist, a brief geological justification for each of the exploration projects is as follows:

Jinjishan

It is concluded that the property has merit in two ways. At first, taking into consideration that the F-2 to F15 veins, as well as the adjacent F-1 Mine, have been artisanally mined for over seven and a half years, Vein Mining and Milling Operation have given a reasonable profit. Secondary, taking into account the potential of the rest of the veins found to date on the property. Economical gold values obtained from within the F-3 through F-10 veins, greatly increase the potential of the property.

The economic potential of the Jinjishan property is considered very good as the currently known mineralized veins have attractive grades and mineralized veins are being located on an ongoing basis without the use of modern exploration techniques. In 2004 there were 10 known veins and today there are 16 veins located on the property.

Fanggelewan

There are more than eleven identified mineralized veins located on the Fanggelewan Property area.  Lengths of the known veins vary from 200 to 2 000 m. with widths varying from 1.0 to 5.0 metres. They are generally oriented at 030˚ and have a dip of 60-80˚ to the NW.

The mineralized veins P1 and P2 are strictly confined within alteration zones along the faults. They undulate and possess pinch and swell characteristics to the extent that they often pinch-out and re-appear in both strike and dip directions.

The other nine veins which are temporarily excluded of the resource calculation because limited work had been executed on them, present length, width and thickness similar mineralization and grade than the others.

Xiaowagou

There are more than seven identified mineralized veins located on the Xiaowagou Property area. Lengths of the known veins vary from 270 to 1 080 m. with widths varying from 1.0 to 5.0 metres. They are generally oriented at 030˚ and have a dip of 60-76˚ to the NW. The S-12, S-16 and S-17 veins have been well-explored by using trenching and tunneling and have had estimates of resources and reserves prepared for them by the No 6 Team.

The vein system strike sub parallel to the Tieluping system. The mineralized veins are strictly confined within alteration zones along the faults. They undulate and possess pinch and swell characteristics to the extent that they often pinch-out and re-appear in both strike and dip directions.

The other four veins which are temporarily excluded of the resource calculation because limited work had been executed on them, present length, width and thickness similar mineralization and grade than the others.

Of particular interest for the Xiaowagou Project, the Tieluping (TLP) property, which is immediately adjacent to the East, shows vein systems that are much wider than any of the other deposits found to date in the area. Some veins attain widths of up to 19.12 m with grades up to 1 102 g/T Ag and 19.4 % Pb, as reported by the Sixth Team of Henan Nonferrous Geological Bureau in their detailed 1995 exploration report.

To date we have not had reports prepared for the Loning, Mozigou or Jiashapa sites and as such there are no professionally prepared recommendations or budgets for these properties.

Breakdowns of the exploration timetable and budget, including estimated amounts that will be required for each exploration activity, such as geophysics, geochemistry, surface sampling, drilling, and other expenses for each prospect are as follows:

Jinjishan

Phase I	US$
Line cutting (GPS surveyed stations): 400km@$ 100/km	$40,000
Magnetometer survey: 400 km @ $ 100.00/km	40,000
I.P.Survey: n=1 to 6, a= 50 m; 60 km @ $ 1 000 /km	60,000
Prospecting:	20,000
Geology: 30 days @ $ 850.00 /d	25,000
Sampling and Assaying: 400 samples $ 100 / sample	40,000
Supervision and Report:	20,000
Travelling and accommodation:	15,000
Administration and financing:	25,000
Contingencies:	15,000
Total Phase I	$300,000

Phase II Mining evaluation and Infrastructures improvement
Adit and drift evaluation: 60 days @2 000.00 /day	$120,000
Mill improvement, repairs and maintenance:	100,000
Buildings:	50,000
Laboratory:	200,000
Scale:	50,000
Computer and softwares: data treatment:	50,000
Bulk sampling and processing: 20 000 tonnes	200,000
Mine geology: 30 days @ $ 850.00/day	25,500
Sampling and Assaying: 400 samples @ $ 100.00/sample	40,000
Supervision and Report:	60,000
Administration and financing	60,000
Contingencies:	44,500
Total Phase II	$1,000,000

Phase III Diamond drilling campaign
Access infrastructure:	$40,000
Drilling: NQ core size: 5500 m @ $ 145.45 /m	800,000
Assaying 700 samples @ $ 100/s	70,000
Geology logging: 71 days@ $ 850.00 /d	60,000
Supervision and resource estimate:	100, 000
Administration and financing:	70,000
Contingencies:	60, 000
Total of Phase III	$1,200,000
GRAND TOTAL	$2,500,000

The Company’s geologist Mr. Christian Derosier is of the opinion that the property has sufficient merit to justify this program and the budget as proposed. Another financial effort will be necessary for the execution of a feasibility study.

Fanggelewan

Phase I Surface Exploration	US$
Line cutting (GPS surveyed stations): 30 km@$ 200/km	$6,000
Access, infrastructure: 15 days @ $ 3000.00 /d	45,000
Magnetometer Survey: 30 km @ $ 180.00/km	5,400
Infinitem Survey: 20 km @ $ 2 080 /km	41,600
Gravity Survey: 30 km @ $ 700/ km	21,000
Prospecting, trenching and Underground sampling	25,000
Sampling and Assaying: 350 samples $ 200 / sample	70,000
Geology: 30 days @ $ 950.00 /d	28,500
Supervision and Report:	32,000
Travelling and accommodation:	18,000
Administration and financing:	29,000
Contingencies:	28,500
Total Phase I	$350,000

Phase II
Diamond drilling
Access infrastructure:	$40,000
Drilling: NQ core size: 6 000 m @ $ 180.00 /metre	1,080,000
Assaying 550 samples @ $ 100 /sample	55,000
Geology logging: 80 days@ $ 950.00 /day	76,000

Underground evaluation
Tunneling, drifting and raise boring on four Veins:	400,000
Tunneling on C29 and C30 Veins:	150,000
Supervision and resource estimate:	125,000
Travelling and accommodation:	42,000
Administration and financing:	99,000
Contingencies:	83,000
Total of Phase II	$2,150,000
GRAND TOTAL	$2,500,000

The character of the Xiayu Fanggelewan property is of sufficient merit to justify the recommended two-phase, success contingent, work program. Any potential successive work will require a thorough compilation and evaluation of results obtained following the completion of Phases I and II.

Xiaowagou

Phase I Surface Exploration
Line cutting (GPS surveyed stations): 28 km@$ 200/km	$5,600
Access, infrastructure: 18 days @ $ 3000.00 /d	54,000
Magnetometer Survey: 28 km @ $ 160.00/km	4,500
Infinitem Survey: 20 km @ $ 2 080 /km	41,600
Gravity Survey: 20 km @ $ 680/ km	13,600
Prospecting, trenching and Underground sampling	20,000
Sampling and Assaying:250 samples $ 200 / sample	50,000
Geology: 30 days @ $ 900.00 /d	27,000
Supervision and Report:	30,000
Travelling and accommodation:	15,000
Administration and financing:	26,100
Contingencies:	26,600
Total Phase I	$314,000

Phase II
Diamond drilling
Access infrastructure:	$40,000
Drilling: NQ core size: 5500 m @ $ 160.00 /metre	$880,000
Assaying 550 samples @ $ 100 /sample	$55,000
Geology logging: 70 days@ $ 900.00 /day	$63,000

Underground evaluation
Tunnelling, drifting and raise boring on S-12, S-16
and S-17 Veins:	$250,000
Tunnelling on S-11, S13, S-14 and S15 Veins:	$150,000
Supervision and resource estimate:	$100,000
Travelling and accommodation:	$39,000
Administration and financing:	$52,000
Contingencies:	$57,000
Total of Phase II	$1,686,000
GRAND TOTAL	$2,000,000

The character of the Xiao Wa Gou property is of sufficient merit to justify the recommended two-phase, success contingent, work program. Any potential successive work will require a thorough compilation and evaluation of results obtained following the completion of Phases I and II.

The plans for our program phases are briefly as follows:

Jinjishan

First Phase
The first phase will comprise, in addition to a grid line, a magnetometer survey over the entire Exploration License, an I.P. survey on the prime geological, structural and metallogenic targets, followed by a trenching and pitting program. Pits and trenches will be sampled and samples will be assayed. A QC/QA control program will be applied. A budget of US$300,000 is projected for this task.

Second phase
The second phase which can be carried out at the same time than the First Phase will cover the mine evaluation. It will comprise an evaluation of the adits and drifts, mill improvement, laboratory and scale construction, building repairs and improvements, bulk sampling of the different veins with underground workings. Bulk samples will be treated at the mill but several tonnes will be used to conduct several metallurgic testings in order to improve the recovery and separation of metals. A budget of US$700, 000 is projected for the second phase.

Third Phase
The third phase will consist in an exploration and definition drilling campaign from surface and underground. Access for the drilling equipment to the different parts of the permit will be improved. Diamond drill holes will test all the selected geological and geophysical anomalies. Since the targets are not already defined, we can only attribute an allowance. Testing the deep extension of known veins will require longer holes. It is recommended to bore NQ core size holes. Positive results obtained from the three phases will necessitate more definition drilling and geostatistical studies.  A budget of US$ 1, 200,000 has been estimated for the third phase.

Fanggelewan

Phase I Surface surveys
1. Assess known mineral occurrences (Au, Cu, Ag, etc.) for economic potential with detailed mapping, rock geochemistry and some trenching; 2. Carry out ground-based magnetometric, gravimetric and I.P. surveys on the property along lines oriented NW-SE and at 100 m apart. Readings for the magnetometer survey will be taken at a 12.5 m interval while for the I.P. survey, they will be taken at a 25 m spacing, reduced to 12.5 m spacing when an anomaly is picked-up.

Phase II Exploration at depth

1.  Diamond Drilling
Continue exploration with diamond drilling. This work must be supported by geological and geochemical studies, and possibly geophysics, to define controls on potential mineralization and guide further exploration. Since the targets are not already totally defined, we can only attribute an allowance. It is recommended to bore NQ core size holes.

2.  Underground exploration
On C29, C30, C3 C32 and C6 Veins, limited drifting and raise boring can be made in order to better delineate the known investigated veins. This will also permit an access to the underground drilling equipment for the drilling of some development drill holes. This work can be executed in parallel with the drilling from surface.

Xiaowagou

Phase I Surface surveys
1. Assess known mineral occurrences (Au, Cu, Ag, etc.) for economic potential with detailed mapping, rock geochemistry and some trenching; 2. Carry out ground-based magnetometric and I.P. surveys on the property along lines oriented NW-SE and at 100 m apart. Readings for the magnetometer survey will be taken at a 12.5 m interval while for the I.P. survey, they will be taken at a 25 m spacing, reduced when an anomaly is picked-up to 12.5 m spacing.

Phase II Exploration at depth

1.  Diamond Drilling Continue exploration with diamond drilling. This work must be supported by geological and geochemical studies, and possibly geophysics, to define controls on potential mineralization and guide further exploration. Since the targets are not already totally defined, we can only attribute an allowance. It is recommended to bore NQ core size holes.

2.  Underground exploration

On S-12, S16 and S-17 Veins, limited drifting and raise boring can be made in order to better delineate the known investigated veins. This will also permit an access to the underground drilling equipment for the drilling of some development drill holes. This work can be executed parallely to the drilling from surface. Underground reconnaissance on S-11, S13, S-14 and S15.

There are no current detailed plans to conduct exploration on the Loning, Mozigou, and Jiashapa properties.  Mr. Christian Derosier, the Company's independent qualified person has visited and evaluated these properties, but has not yet completed a technical report for them.

The Company is exploring and evaluating all avenues through which to provide funding including private investment and debt financing.

Mr. Christian Derosier, M.Sc., D.Sc., P. Geo. will be conducting any proposed exploration work.  He has been a member of The Canadian Institute of Mines and Metallurgy since 1976 and the Ordre des Géologues du Québec (No 129).

Detailed sampling provides a basis for the quality estimate or grade of a mineral discovery. A brief description of the sample collection, sample preparation, and the analytical procedures used to develop our analytical results is as follows. Addition the following discloses the Quality Assurance/Quality Control (QA/QC) protocols developed for the exploration program:

Jinjishan
No aspect of the sample preparation or analyses was conducted by an employee, officer, director or associate of the Company.

All samples collected by mine personnel are bagged in canvas bags without security enclosures. The samples are retained in the mine office until such time as sufficient numbers are present to warrant a trip to the local laboratory. No preparation is carried out on site. It is Mr. Christian Derosier’s belief that the mine staff are conscientious individuals and the site does not require elaborate security procedures. The mine is an integral industrial unit having no real concern for sample loss as samples can be easily replaced. Security will be an issue for the Company to handle if and when an exploration or confirmation drilling program begins as the Company will be forced to employ Western-style best practices standards. The Company will probably also wish to increase the overall quality of the sample database through maintaining a computerized sample record. Depending on the laboratory used by the Company, some level of sample preparation may be justified on site to reduce shipping costs.

In 2006, Mr. Derosier visited the Chinese Laboratory which is used by several of the Luoning County mines for the analysis of run of mine samples. The mine submits a relatively low number of samples per year to the lab and the analyses are used only as a general guide to mine development. As it is usual for China, gold assays are by aqua regia digestion on a finely pulverized charge which is not fired before digestion. As a result, the instrumental AA gold determination which follows is potentially reflective of a partial digestion of the gold contained in the sample. Mr. Derosier has not investigated lab performance further as he believed at the time of the short visit that a sample population collected for characterization studies would be too small to yield meaningful results. However, if the lab is to be used in the future, comparative analyses should be made using an accredited facility.

As a footnote, however, it is noted that the comments given by Mr. Derosier’s laboratory (IPLChimitec, Val d’Or, Quebec) about the quality of results obtained from the Chinese laboratories is considered fair and determined if inaccuracies exist from the Chinese assaying procedures, the introduced errors are relatively small.

Where the major laboratories are concerned, analytical procedures in China generally meet North American standards, and the results of Mr. Derosier’s comparisons of data derived from Chinese labs and Canadian labs in the past have shown good agreement. However, we do recognize that local practices for gold assaying can result in compromised data due to the use of an aqua regia digestion on charges which have not been fired. In such cases, aqua regia is potentially a partial digestion, thus introducing the possibility of gold contents being underreported.

Encapsulated gold in resistive base metal sulphide minerals, in secondary (oxide and silicate) base metal minerals and in silicates require s a more robust digestion involving the use of hydrofluoric acid (a 4-acid digestion), or alternatively, sample roasting.

Mr. Derosier learned that some of the companies are relying on their own labs for grade control analyses. We learned that the gold determinations, after an aqua regia digestion, were made colourimetrically. This is clearly not to western standards. Mr. Derosier does not know the extent to which the mines rely on these data to guide modifications of milling techniques to ensure optimum recovery of gold, however, it does open the potential opportunity for the Company to have a significant impact on modifying procedures and improving recoveries.

Before using a local laboratory, the Company plans to check all aspects of laboratory practice including sample log-in procedures, sample preparation, procedures, general cleanliness, the use of wash rock in crushers and pulverizers, the use of lab standards, duplicates and blanks for quality control and quality assurance purposes, the laboratory information management system, security measures and sample storage facilities.

Considering the early level of exploration on the Jinjishan property, the limitations of the geological materials sampled, and the limitations of the geochemical and geophysical methods employed, the reliability and density of the current exploration data are considered sufficient to support the interpretations made

Fanggelewan

The Company has not conducted any geochemical or drill hole sampling on the Xiayu Fanggelewan Project.

During the two visits of the property by Mr. Derosier, channel samples were taken in the adits and drifts and representative grab samples were picked-up on the stockpiles and waste piles. These samples were put in plastic bags with proper identification and sealed. Samples were delivered to the C.M.I. laboratory in Luoyang City by the Mr. Derosier.

Mr. Derosier visited the Chinese Laboratory located in Luoyang City which is used by several of the Luoning County mines for the analysis of run of mine samples. There are assay laboratories in Chengde and Beijing. The mine submits a relatively low number of samples per year to the lab and the analyses are used only as a general guide to mine development. As it is usual for China, gold assays are by aqua regia digestion on a finely pulverized charge which is not fired before digestion. As a result, the instrumental AA gold determination which follows is potentially reflective of a partial digestion of the gold contained in the sample.

Mr. Derosier has investigated lab performance with a sample population collected from different gold and base metal mines, for characterization studies. Duplicate samples were sent to the ALS-Chemex laboratory in Vancouver, B.C., Canada. Results obtained in Canada were similar to 10% higher than the Chinese labs.

Comments given by Mr. Derosier’s laboratory (ALS-Chemex, Val d’Or, Quebec) about the quality of results obtained from the Chinese laboratories is considered fair and has determined if inaccuracies exist from the Chinese assaying procedures, the introduced errors are relatively small.

Where the major laboratories are concerned, analytical procedures in China generally meet North American standards, and the results of comparisons of data derived from Chinese labs and Canadian labs in the past have shown good agreement. However, we do recognize that local practices for gold assaying can result in compromised data due to the use of an aqua regia digestion on charges which have not been fired. In such cases, aqua regia is potentially a partial digestion, thus introducing the possibility of gold contents being under-reported. Encapsulated gold in resistive base metal sulphide minerals, in secondary (oxide and silicate) base metal minerals and in silicates requires a more robust digestion involving the use of hydrofluoric acid (a 4-acid digestion), or alternatively, sample roasting.

Mr. Derosier has learned that some of the companies are relying on their own labs for grade control analyses. We learned that the gold determinations, after an aqua regia digestion, were made colourimetrically. This is clearly not to western standards. Mr. Derosier does not know the extent to which the mines rely on these data to guide modifications of milling techniques to ensure optimum recovery, however, it does open the potential opportunity for the Company to have a significant impact on modifying procedures and improving recoveries. Before using a local laboratory, the Company plans to check all aspects of laboratory practice including sample log-in procedures, sample preparation procedures, general cleanliness, the use of wash rock in crushers and pulverizers, the use of lab standards, duplicates and blanks for quality control and quality assurance purposes, the laboratory information management system, security measures and sample storage facilities.

At this time, the Company has not implemented any Quality Assurance/ Quality Control (QA/QC) procedure.

During the Mr. Derosier’s sampling, a great care was applied in order to eliminate contamination. Bags were identified and immediately sealed. Mr. Derosier transported the samples to the Chinese lab in Luoyang and participated in the recording and storage of samples before the analysis.

Xiaowagou

The Company has not conducted any geochemical or drill hole sampling on the Xiao Wa Gou Project.

During the two visits of the property by Mr. Derosier, channel samples were taken in the adits and drifts and representative grab samples were picked-up on the stockpiles and waste piles. These samples were put in plastic bags with proper identification and sealed. Samples were delivered to the C.M.I. laboratory in Luoyang City by Mr. Derosier.

Mr. Derosier visited the Chinese Laboratory located in Luoyang City which is used by several of the Luoning County mines for the analysis of run of mine samples. There are assay laboratories in Chengde and Beijing. The mine submits a relatively low number of samples per year to the lab and the analyses are used only as a general guide to mine development. As it is usual for China, gold assays are by aqua regia digestion on a finely pulverized charge which is not fired before digestion. As a result, the instrumental AA gold determination which follows is potentially reflective of a partial digestion of the gold contained in the sample. Mr. Derosier has investigated lab performance with a sample population collected from different gold and base metal mines, for characterization studies. Duplicate samples were sent to the ALS-Chemex laboratory in Vancouver, B.C., Canada. Results obtained in Canada were similar to 10% higher than the Chinese labs.

Comments given by Mr. Derosier’s laboratory (ALS-Chemex, Val d’Or, Quebec) about the quality of results obtained from the Chinese laboratories is pretty good and that if inaccuracies exist from the Chinese assaying procedures, the introduced errors are relatively small.

Where the major laboratories are concerned, analytical procedures in China generally meet North American standards, and the results of comparisons of data derived from Chinese labs and Canadian labs in the past have shown good agreement. However, we do recognize that local practices for gold assaying can result in compromised data due to the use of an aqua regia digestion on charges which have not been fired. In such cases, aqua regia is potentially a partial digestion, thus introducing the possibility of gold contents being under-reported. Encapsulated gold in resistive base metal sulphide minerals, in secondary (oxide and silicate) base metal minerals and in silicates requires a more robust digestion involving the use of hydrofluoric acid (a 4-acid digestion), or alternatively, sample roasting.

Mr. Derosier has learned that some of the companies are relying on their own labs for grade control analyses. We learned that the gold determinations, after an aqua regia digestion, were made colourimetrically. This is clearly not to western standards. Mr. Derosier does not know the extent to which the mines rely on these data to guide modifications of milling techniques to ensure optimum recovery of gold, however, it does open the potential opportunity for the Company significant impact on modifying procedures and improving recoveries. Before using a local laboratory, the Company plans to check all aspects of laboratory practice including sample log-in procedures, sample preparation procedures, general cleanliness, the use of wash rock in crushers and pulverizers, the use of lab standards, duplicates and blanks for quality control and quality assurance purposes, the laboratory information management system, security measures and sample storage facilities.

At this time, the Company has not implemented any Quality Assurance/ Quality Control (QA/QC) procedure.

Mr. Derosier’s first visit to the Xiao Wa Gou (“XWG”) Project was conducted on June 26, 2007. During the visit, some access roads were travelled and some ditches checked for rock exposures. No casing marking a drill hole emplacement has been observed.

Considering the early level of exploration on the Xiao Wa Gou Property, the limitations of the geological materials sampled, and the limitations of the geochemical methods employed, the reliability and density of the current exploration data are considered sufficient to support the interpretations made in this report.

Results of sampling made in the adits have been verified. Several new channel samples were taken under the author’s supervision and the sample bags were sealed by the author before to return to surface. This sampling and the assaying were made in accordance with NI 43-101.

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

Substantial expenditures are required to establish ore reserves through drilling, to develop metallurgical processes to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities and grades to justify commercial operations or that funds required for development can be obtained on a timely basis. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results. Short term factors relating to reserves, such as the need for orderly development of mineralized zones or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. Material changes in ore reserves, grades, stripping ratios or recovery rates may affect the economic viability of any project.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company has not yet acquired full title to any of the exploration licenses referenced in this Report. As such, none of the Jinjishan, Loning, Luanchuan Mozigou Molybdenum, Lushi Jiashapa Vanadium, Luoning Xiayu Fanggelewan Silver-Lead, or XWG Silver-Lead exploration license purchase installments are classified herein as material property as defined by SEC Industry Guide 7. When the Company completes its acquisitions of each respective property, each will be reclassified as material properties and additional disclosures will be included in future Reports regarding details of each.

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

Shareholders

On August 25, 2008, there were 35 shareholders of record of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

	2007	2006	2005	2004	2003
	$	$	$	$	$

Operating Revenue	-	-	-	-	-
Loss from continuing operations	(31,166,427)	(1,424)	-	-	-
Loss per share – continuing operations	(0.95)	(0.00)	-	-	-
Loss from discontinued operations	-	(91,735)	(83,651)	(39,413)	(443)
Loss per share – discontinued operations	-	(0.00)	(0.00)	(0.00)	(0.00)
Cash	326,381	72	1,205	13,351	7,499
Subscription receivable	1,000,000	-	-	-	-
Total assets	1,326,381	2,075	4,012	15,582	7,945
Commitments payable - current portion	7,179,407	-	-	-	-
Commitments payable - long term portion	2,500,000	-	-	-	-
Long term debt	-	-	-	-	-
Total stockholders’ equity (deficit)	(8,772,336)	(175,263)	(82,104)	1,547	(443)
Total liabilities and stockholders’ equity (deficit)	1,326,381	2,075	4,012	15,582	7,945
Cash dividends per share	-	-	-	-	-

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

Investors should be aware there is no assurance that a commercially viable mineral deposit exists on any of the properties for which we are purchasing exploration licenses, and that further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of ADG during the years ended August 31, 2007, August 31, 2006 and August 31, 2005, and the Exploration Stage Period of August 15, 2006 to August 31, 2007 (the “Exploration Stage”).

Revenues

ADG did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into seven categories:

- Exploration Licenses
- Exploration Expenses
- Agent Fees
- Professional and Consultant Fees
- Stock Based Compensation – officers and directors
- Investor Relations
- Administrative Expenses

Exploration Licenses
As detailed in NOTES 4 and 5 in the financial statements included herein, costs for Exploration Licenses for the year ended August 31, 2007 totaled $21,852,000 compared with $Nil and $Nil respectively for  the years ended August 31, 2006 and August 31, 2005 . For the Exploration Stage, costs for Exploration Licenses totaled $21,852,000. These costs included cash and share based payments made to World Fortune Enterprises Inc. (“WFEI”), and WFEI or its nominees in the case of share based payments, toward the purchase of exploration licenses for certain properties in China described in ITEM 2 in this Report. We anticipate these expenses will increase substantially in fiscal 2008 as we implement our business plans.

We also note that within the area of expected exploration there is infrastructure including buildings and a formerly operating concentration mill. This entire infrastructure, without exception, has no value from an accounting or operational perspective due to its age and state of repair.

Exploration Expenses
Exploration Expenses for the year ended August 31, 2007 totaled $50,215 versus $Nil and $Nil respectively for the years ended August 31, 2006 and August 31, 2005.. Expenses for the Exploration Stage totaled $50,215. These expenses were comprised of costs for geological services. We anticipate these expenses will increase substantially in fiscal 2008.

Agent Fees
Agent Fees for the year ended August 31, 2007 totaled $1,822,500 which was composed of cash payments of $60,000 and stock issuances expensed as $1,762,500. Agent Fees for  the years ended August 31, 2006 and August 31, 2005 were respectively $Nil and $Nil. Agent Fees totaled $1,822,500 for the Exploration Stage. These payments were made to WFEI for the sourcing of exploration property opportunities in China. We anticipate these expenses will increase substantially in fiscal 2008 as we implement our plans to acquire further exploration properties.

Professional and Consultant Fees
Professional & Consultant Fees are comprised of consulting fees charged by our CEO of $100,000 and fees for work performed by accounting, audit and legal professionals. During the year ended August 31, 2007 these fees totaled $271,414 versus $1,001 related to continuing operations for the year ended August 31, 2006 and $Nil related to continuing operations for the year ended August 31, 2005.  For the Exploration Stage, these costs totaled $272,414. We anticipate Professional & Consultant Fees will increase moderately in the upcoming year as we implement our business plans.

Stock Based Compensation – officers and directors
As detailed in NOTES 8 and 9 of the financial statements contained herein, Stock Based Compensation expense totaled $6,975,491 for the year ended August 31, 2007 versus $Nil and $Nil respectively for the years ended August 31, 2006 and August 31, 2005. For the Exploration Stage, Stock Based Compensation totaled $6,975,491. For the year ended August 31, 2007 these expenses were composed of the issuance of 3,000,000 options to Officers and Directors of the Company, expensed at a total cost of $5,825,491, and the issuance of 250,000 shares to each of its independent directors (total 500,000 shares), which were expensed at $1,150,000. Accounting principles require that such transactions be valued at the fair value of the consideration received or the fair value of the equity issued, whichever is more reliably measurable. The Company considers the fair value of the equity issued to be more reliably measurable than the value of the services received as consideration. Management considered alternative valuations for the equity issued in this transaction. These alternatives included consideration of using the cash consideration of $2.22 per share paid on June 18, 2007 for a similar number of shares with similar restriction issued in a private placement transaction.  Consideration was also given to discounting the public trading price per share for sale restrictions since the shares are subject to Rule 144 of the Securities and Exchange Commission and for the thinly traded market which potentially may not support a block sale of this magnitude. After review of the various alternative approaches to valuation the stock based compensation per share was determined based upon the public trading price of $2.30 per share on that day. We do not anticipate significant stock based compensation expenses in the coming year.

Investor Relations
Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the year ended August 31, 2007 these expenses totaled $73,403 versus $Nil and $Nil respectively for the years ended August 31, 2006 and August 31, 2005. For the Exploration Stage, Investor Relations expenses totaled $73,403. We anticipate Investor Relations expenses will increase substantially in the coming year as we continue our efforts to raise further capital and keep current investors informed of Company developments.

Administrative Expenses
Administrative Expenses related to continuing operations were $111,314 during the year ended August 31, 2007 compared with $71 and $Nil respectively for the years ended August 31, 2006 and August 31, 2005. For the Exploration Stage, Administrative Expenses totaled $111,386. These expenses are composed of travel, Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will increase substantially in the upcoming year as we implement our business plans.

Net Loss

We incurred net operating losses from continuing operations of $(31,166,427), or $(0.95) per share (basic and fully diluted), for the year ended August 31, 2007 versus $(1,424), or $Nil per share, and $Nil, or $Nil per share, respectively for the years ended August 31, 2006 and August 31, 2005.  The Net Loss from continuing operations for the Exploration Stage was $(31,167,851), or (0.95) per share (basic and fully diluted).

We incurred net operating losses including both continuing and discontinued operations of $(31,166,427), or $(0.95) per share (basic and fully diluted), for the year ended August 31, 2007 versus $(93,159), or $Nil per share, and $(83,651), or $Nil per share, respectively for the years ended August 31, 2006 and August 31, 2005.  The Net Loss from continuing operations for the Exploration Stage including both continuing and discontinued operations was $(31,382,956), or (0.95) per share (basic and fully diluted).

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

Contractual Obligations

The Company’s remaining commitments under its Exploration License Agreements, as referenced in NOTE 4 of our financial statements, are as follows:

PART ONE – Monetary Commitments:

Project Item	Installment	Balance Due	Deadline

Jinjishan Agreement commitment to WFEI:
- installment one	$500,000	$499,407	October 1, 2007**
- installment two	$500,000	$500,000	March 1, 2008
- installment three	$500,000	$500,000	October 1, 2008

Loning Agreement commitment to WFEI:
- installment one	$110,000	$76,822	March 1, 2008
- installment two*	$500,000	$500,000	September 30, 2008
- installment three*	$500,000	$500,000	September 30, 2009

Fuding Agreement commitment to WFEI:
- installment one	$1,270,000	$1,103,178	October 1, 2007**
- installment two	$2,000,000	$2,000,000	March 1, 2008
- installment three	$2,000,000	$2,000,000	June 1, 2008
- installment four	$2,000,000	$2,000,000	October 1, 2008

Total Balance Due		$9,679,407

*(Contractually agreed to be spent by ADG for exploration expenses to develop the Loning Property)
**(On September 14, 2007, the Company made a payment of $800,000 to WFEI of which $499,407 was applied as full payment of the October 1, 2007 Jinjishan commitment and $300,593 was applied to the October 1, 2007 Fuding commitment. The Company did not fulfill its entire payment for the Fuding installment and as of October 1, 2007 the Company was in default as to $802,585 toward the Fuding Agreement)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of auditors, are as follows:

INDEX TO
FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1 to F-2

Financial Statements for the years ended August 31, 2007, August 31, 2006 and August 31, 2005, and for the Exploration Stage of August 15, 2006 to August 31, 2007:

Balance Sheets	F-3

Statements of Operations	F-4

Statement of Stockholders’ Equity (Deficit)	F-5

Statements of Cash Flows	F-6 to F-7

Notes to Financial Statements	F-8 to F-27

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has accumulated operating losses since its inception, a deficit in working capital and stockholders equity, is in default on its commitments and has limited business operations, which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

December 12, 2007 (Except for Note 12 which is as of September 8, 2008)

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors
Asian Dragon Group Inc. (formerly Project Romania Inc.)

We have audited the accompanying consolidated balance sheets of Asian Dragon Group Inc. (formerly Project Romania Inc.) (An Exploration Stage Company) as of August 31, 2005 and 2004, and the related statements of operations, shareholders’ equity and cash flows for the years then ended and from August 15, 2003 (inception) through August 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asian Dragon Group Inc. (formerly Project Romania Inc.) (An Exploration Stage Company) as of August 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and from August 15, 2003 (inception) through August 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has suffered continued operating losses since inception and has limited business operations that raise substantial doubts about its ability to continue as a going concern. Management’s plan in regard to this matter is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller and McCollom

MILLER AND McCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033

November 18, 2005

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Balance Sheets

	Year ended August 31, 2007	Year ended August 31, 2006	Year ended August 31, 2005

ASSETS

CURRENT ASSETS
Cash (Note 2)	$326,381	$72	$1,205
Prepaid expenses	-	-	2,200
Accounts receivable	-	2,003	-
Subscription receivable (Note 8)	1,000,000	-	-
Total current assets	1,326,381	2,075	3,405
PROPERTY AND EQUIPMENT
Office equipment, net of $318 accumulated depreciation at August 31, 2005	-	-	607
Total property and equipment	-	-	607
Total assets	$1,326,381	$2,075	$4,012

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Commitments payable (Note 5) – current portion	$7,179,407	$-	$-
Accounts payable	66,470	15,536	10,321
Account payable - related party ( Note 7)	75,000	-	-
Accrued liabilities	40,000	-	-
Shareholder loans (Notes 6 and 7)	237,840	161,802	75,795
Total current liabilities	$7,598,717	$177,338	$86,116

LONG-TERM LIABILITIES
Commitments payable (Note 5) – long-term portion	$2,500,000	$-	$-
Total long-term liabilities	$2,500,000	$-	$-
Total liabilities	$10,098,717	$177,338	$86,116

COMMITMENTS AND CONTINGENCIES (Notes 2 to 13)	-	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,275,000, 32,025,000 and 32,025,000 issued and outstanding at August 31, 2007, August 31, 2006 and August 31, 2005 respectively (Notes 2 and 8).	38,275	32,025	32,025
Paid-in Capital (Notes 8 and 9)	22,584,842	9,241	9,241
Accumulated deficit in the exploration stage (Note 2)	(31,167,851)	(1,424)	-
Accumulated deficit	(215,105)	(215,105)	(123,370)
Accumulated other comprehensive (loss) (Note 2)	(12,497)	-	-
Total stockholders’ (deficit)	(8,772,336)	(175,263)	(82,104)

Total liabilities and stockholders’ equity	$1,326,381	$2,075	$4,012

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Statements of Operations

	Year ended August 31, 2007		Year ended August 31, 2006		Year ended August 31, 2005		Exploration Stage August 15, 2006 through August 31, 2007

EXPENSES:
Exploration licenses (including $7,050,000 in stock-based payments)		$21,852,000		$-		$-	$21,852,000
Exploration expenses		50,215		-		-	50,215
Agent fees (including $1,762,500 in stock-based payments)		1,822,500		-		-	1,822,500
Professional and consultant fees		271,414		1,001		-	272,414
Stock-based compensation – officers and directors		6,975,491		-		-	6,975,491
Investor relations		73,403		-		-	73,403
Administrative expenses		111,314		71		-	111,386
Total expenses		$31,166,337		$1,072		$-	$31,157,409

Net loss from operations		$(31,166,337)		$(1,072)		$-	$(31,157,408)
Interest expense		(10,090)		(352)		-	(10,442)
Net loss from continuing operations		$(31,166,427)		$(1,424)		$-	$(31,167,851)
Net loss from discontinued operations (Note 12) : – terminated subsidiary		-		(24,720)		(26,583)	(68,995)
– change from Development to Exploration Stage		-		(67,015)		(57,068)	(146,110)
Net Loss		$(31,166,427)		$(93,159)		$(83,651)	$(31,382,956)
Loss per common share (Note 2), basic and diluted from discontinued operations:	$	n/a	$	Nil	$	Nil	$(0.01)
Loss per common share (Note 2), basic and diluted from continuing operations:		$(0.95)	$	Nil	$	Nil	$(0.95)
Weighted average shares outstanding , basic and diluted (Notes 2 and 8)		32,867,467		32,867,467		32,867,467	-
OTHER COMPREHENSIVE LOSS:
Net loss		$(31,166,427)		$(93,159)		$(83,651)	$(31,382,956)
Foreign currency translation adjustment		(12,497)		-		-	(12,497)
Total other comprehensive (loss)		$(31,178,924)		$(93,159)		$(83,651)	$(31,395,453)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

	Common Shares	Common Stock	Discount on Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Deficit Accumulated during Exploration Stage		Total Stockholders’ Equity (Deficit)

Opening Stock balance	19,315,000	$19,315	$(7,309)	$29,260	$—	$—		$—	$—
To give effect to 4 for 1 stock dividend May 25, 2006	77,260,000	$—	$—	$—	$—	$—		$—	$—
Cancellation of common shares August 8, 2006	(64,550,000)	$12,710	$7,309	$(20,019)	$—	$—		$—	$—
Balance, August 31, 2004	19,315,000	$32,025	$-	$9,241	$—	$(39,719)	$		$1,547
Net loss relating to discontinued operations - terminated subsidiary	—	$—	$—	$—	$—	$(26,583)		$—	$(26,583)
- change from Development Stage to Exploration Stage	—	$—	$—	$—	$—	$(57,068)		$—	$(57,068)
Balance, August 31, 2005	19,315,000	$32,025	$—	$9,241	$—	$(123,370)		$—	$(82,104)
Net loss relating to discontinued operations: - terminated subsidiary	—	$—	$—	$—	$—	$(24,720)		$—	$(24,720)
- change from Development Stage to Exploration Stage	—	$—	$—	$—	$—	$(67,015)		$—	$(68,857)
Net loss Exploration Stage	—	$—	$—	$—		$—		$(1,424)	$(1,424)
Balance, August 31, 2006	32,025,000	$32,025	$—	$9,241	$—	$(215,105)		$(1,424)	$(175,263)
Common shares issued for cash at $4.00 per share November 6, 2006	250,000	$250	$—	$999,750	$—	$—		$—	$1,000,000
Common shares issued for cash at $5.00 per share December 18, 2006	400,000	$400	$—	$1,999,600	$—	$—		$—	$2,000,000
Common shares issued for cash at $5.00 per share April 2, 2007	300,000	$300	$—	$1,499,700	$—	$—		$—	$1,500,000
Common shares issued as compensation and expensed at $2.30 per share June 15, 2007	500,000	$500	$—	$1,149,500	$—	$—		$—	$1,150,000
Common shares issued for cash at $2.22 per share June 18, 2007	450,000	$450	$—	$998,550	$—	$—		$—	$999,000
Common shares issued as Agent fees and expensed at $2.35 per share August 29, 2007	3,750,000	$3,750	$—	$8,808,750	$—	$—		$—	$8,812,500
Additional Paid-In Capital relating to options expensed at $2.13 per share August 31, 2007	—	$—	$—	$5,825,491	$—	$—		$—	$5,825,491
Common shares issued for cash at $2.1581 per share August 31, 2007	600,000	$600	$—	$1,294,260	$—	$—		$—	$1,294,860
Net loss for year ended August 31, 2007	—	$—	$—	$—	$(12,497)	$—		$(31,166,427)	$(31,178,924)
Balance, August 31, 2007	38,275,000	$38,275	$—	$22,584,842	$(12,497)	$(215,105)		$(31,167,851)	$(8,772,336)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Statements of Cash Flows

	Year ended August 31, 2007	Year ended August 31, 2006	Year ended August 31, 2005	Exploration Stage August 15, 2006 through August 31, 2007
Cash flows from operating activities:
Net loss for the period	$(31,166,427)	$(1,424)	$-	$(31,167,851)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	10,090	352	-	10,442
Net change in operating assets and liabilities:
Accounts receivable	2,003	(2,003)	-
Subscription receivable	(1,000,000)	-	-	(1,000,000)
Prepaid expenses	-	-	-
Commitments payable	9,679,407	-	-	9,679,407
Accounts payable and accrued liabilities	165,934	5,215	-	181,470
Net cash provided (used) by operating activities	(22,308,993)	2,140	-	(22,296,532)

Cash flows from discontinued operating activities:
- Net loss from terminated subsidiary	-	(24,720)	(26,583)	(68,995)
- Net loss from Development Stage period	-	(67,015)	(57,068)	(146,110)
- Accrued interest on shareholder loans	-	5,712	2,136	8,761
- Depreciation	-	-	194	318
- Prepaid expenses	-	2,200	(394)	9,500
- Accounts payable and accrued liabilities	-	(177)	4,029	(9,220)
- Purchase (sale) of property and equipment	-	607	(376)	(318)
- Common stock issued for cash	-	-	-	31,266
- Common stock issued shareholder debt conversion	-	-	-	10,000
- Loans by stockholders	-	80,120	65,916	152,689
Net cash provided (used) by discontinued operating activities:	-	(3,273)	(12,146)	(12,109)

(continued)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Statements of Cash Flows

	Year ended August 31, 2007	Year ended August 31, 2006	Year ended August 31, 2005	Exploration Stage August 15, 2006 through August 31, 2007

Cash flows from financing activities:
Common stock issued for cash	6,793,860	-	-	6,793,860
Common stock issued for compensation	1,150,000	-	-	1,150,000
Additional Paid-In Capital relating to Options	5,825,491	-	-	5,825,491
Common stock issued for license fee payments	7,050,000	-	-	7,050,000
Common stock issued for agent fee payments	1,762,500	-	-	1,762,500
Loans by stockholders	65,948	-	-	65,596
Net cash provided by financing activities	22,647,799	-	-	22,647,447

Effect of foreign currency translation	(12,497)	-	-	(12,497)

Net increase (decrease) in cash	326,309	(1,133)	-	326,309

Cash, beginning of period	72	1,205	13,351	72

Cash, end of period	$326,381	$72	$1,205	$326,381

Supplemental Disclosure of Non-cash Investing and Financing Activities

	Year ended August 31, 2007	Year ended August 31, 2006	Year ended August 31, 2005	Exploration Stage August 15, 2006 through August 31, 2007

Common stock issued for compensation	1,150,000	-	-	1,150,000
Additional Paid-In Capital relating to Options	5,825,491	-	-	5,825,491
Common stock issued for license fee payments	7,050,000	-	-	7,050,000
Common stock issued for agent fee payments	1,762,500	-	-	1,762,500

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

Effective August 15, 2006, the business of its operating subsidiary, Galaxy Telnet SRL (“Galaxy”), was wound-up and the subsidiary was de-registered as a corporate entity. The termination Galaxy was an element of the Purchase Agreement executed May 19, 2006 which effected a change of control of the Company. This Purchase Agreement is attached herein as Exhibit 10.5. Included in this Agreement is a term which required a former director to submit 64,550,000 shares he held for cancellation.

Asian Dragon’s August 31, 2006 audited financial statements were presented to reflect the discontinuation of operation of Galaxy Telnet SRL and concurrently the date at which Asian Dragon became an Exploration Stage Company was set as August 15, 2006.

Investors should be aware there is no assurance that a commercially viable mineral deposit exists on any of the properties for which we are purchasing exploration licenses, and that further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

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

Notes to Financial Statements

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

Earnings or (Loss) per Share

Earnings or (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. The denominator in this calculation is adjusted to reflect any stock splits or stock dividends. On May 25, 2006, the Board of Directors authorized a 4 for 1 stock dividend and on August 21, 2004, the Board of Directors authorized a 4-for-1 stock split. All references to stock issued and stock outstanding have been retroactively adjusted as if the stock split and stock dividend had taken place at the earliest date shown. Additionally, on August 8, 2006, the Board of Directors authorized the cancellation of 64,550,000 shares of its common stock which were submitted for cancellation by a former director. This cancellation resulted in the revaluation of share capital as follows: (i) Common Stock was revalued from $19,315 to $32,025, based on par value of $0.001 times the residual float of 32,025,000 common shares; (ii) the previously recorded Discount on Common Stock of $(7,309) was eliminated; and (iii) Paid In Capital was adjusted from $29,260 to $9,241. All references to this stock cancellation have been retroactively adjusted as if the stock cancellation had taken place at the earliest date shown.

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

The expense for the issuance of 500,000 shares to directors was expensed at $2.30 per share, which was the closing price of the stock on the date of issuance. This resulted in a stock based compensation expense of $1,150,000.00. Management considered alternative valuations for this transaction. These alternatives included consideration of the fact that the stock is restricted and subject to Rule 144 of the Securities and Exchange Commission and the market for the stock is a thinly traded market which potentially may not support a block sale of this magnitude. Accounting principles require valuation of such transactions at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. On June 18, 2007 the company closed a private placement of a similar block of shares for cash consideration of $2.22. After considering all factors, management determined the most reliable measurement for pricing the directors stock grants was the closing market price on date of grant of $2.30 per share, but acknowledges that immediate sale in the open market may or may not be feasible.

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

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

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

We did not have any off-balance sheet arrangements as at August 31, 2007, August 31, 2006, or August 31, 2005.

NOTE 3 – Basis of Presentation

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had an operating loss in the current year of $(31,266,426) and has accumulated an operating losses since its inception, a deficit in working capital and stockholders equity, is in default on its commitments  and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

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

Asian Dragon is not a party to the agreement between World Fortune and LCUML, nor a party to the agreement between LCUML and the party that previously owned the rights to the interests in the Xiaoquinling region of China and may have little or no recourse on LCUML or the party from whom LCUML purchased the rights, in the event that the purchase agreement does not comply with their agreements with each other or World Fortune. However, Asian Dragon has received an attorney’s letter from Mr.Tian Huiquing, Kunda Law Office, Hunan, stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

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

Asian Dragon is not a party to the agreement between World Fortune and Yunfeng nor a party to the agreement between Yunfeng and the party that previously owned the rights to the interests in the Xiaoquinling region of China and may have little or no recourse on Yunfeng or the party from whom Yunfeng purchased the rights, in the event that the purchase agreement does not comply with their agreements with each other or World Fortune. However, Asian Dragon has received an attorney’s letter from Mr.Tian Huiquing, Kunda Law Office, Hunan, stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

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

World Fortune does not own the interests referenced in its agreement with Asian Dragon. World Fortune has an agreement with Luoning Fuding Mining Development, Ltd. (“Fuding”) for those interests. However, Fuding does not own the rights, but has entered into a purchase agreement for the interests in the Xiaoquinling region of China. World Fortune has represented that when they eventually assign the rights to Asian Dragon, those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. World Fortune has also represented that when the option is exercised, it will have the right and authority to transfer the rights to Asian Dragon.

Asian Dragon is not a party to the agreement between World Fortune and Fuding nor a party to the agreement between Fuding and the party that owns the rights to the interests in the Xiaoquinling region of China and may have little or no recourse should Fuding or the party with whom Funding has the purchase agreement not comply with their agreements with each other or World Fortune. However, Asian Dragon has received an attorney’s letter from Mr.Tian Huiquing, Kunda Law Office, Hunan, stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

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

NOTE 5 – Commitments and Contingencies

Exploration License Transfers Contingencies

The Company received an attorney’s review from Mr.Tian Huiquing, Kunda Law Office, Hunan, of the agreements which transfer the Exploration Licenses of which it is in the process of acquiring, and to the best of its knowledge, all of these Agreements are in good standing. However, the Exploration Licenses may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects. There may be valid challenges to the title of the Company’s Exploration Licenses, once acquired, which, if successful, could impair development and/or operations. The Company cannot give any assurance that title to its Exploration Licenses will not be challenged.

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

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

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

Financial Commitments

The Company’s remaining commitments under its Agreements referenced in NOTE 4 are as follows:

PART ONE – Monetary Commitments:

Project Item	Installment	Balance Due	Deadline

Jinjishan Agreement commitment to WFEI:
- installment one	$500,000	$499,407	October 1, 2007**
- installment two	$500,000	$500,000	March 1, 2008
- installment three	$500,000	$500,000	October 1, 2008

Loning Agreement commitment to WFEI:
- installment one	$110,000	$76,822	March 1, 2008
- installment two*	$500,000	$500,000	September 30, 2008
- installment three*	$500,000	$500,000	September 30, 2009
(continued)

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

Project Item	Installment	Balance Due	Deadline

Fuding Agreement commitment to WFEI:
- installment one	$1,270,000	$1,103,178	October 1, 2007**
- installment two	$2,000,000	$2,000,000	March 1, 2008
- installment three	$2,000,000	$2,000,000	June 1, 2008
- installment four	$2,000,000	$2,000,000	October 1, 2008

Total Balance Due		$9,679,407

*(Contractually agreed to be spent by ADG for exploration expenses to develop the Loning Property)

**(On September 14, 2007, the Company made a payment of $800,000 to WFEI of which $499,407 was applied as full payment of the October 1, 2007 Jinjishan commitment and $300,593 was applied to the October 1, 2007 Fuding commitment. The Company did not fulfill its entire payment for the Fuding installment and as of October 1, 2007 the Company was in default as to $802,585 toward the Fuding Agreement)

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

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

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

NOTE 7 – Related Party Transactions

During the year ending August 31, 2007 related party transactions included: (i) the shareholder loan activity recorded in Note 6; (ii) payment of $33,355 in legal fees to Karlsson Law Corporation Inc., of which our CEO is principal; (iii) the provision of office facilities by our CEO for no charge; (iv) consulting fees paid to our CEO of $100,000 (of which $75,000 was outstanding at year end); and (v) the grant of 2,000,000 options to purchase 2,000,000 shares of restricted common stock of the Company to our CEO which was recorded as a non-cash expense of $3,883,661.

Additionally, our two independent directors each received compensation of 250,000 restricted common shares (Note 8 includes further details regarding the pricing of these issuances) and 500,000 options to purchase 500,000 common shares of ADG. These two sets of stock and stock option grants were recorded as total non-cash expenses of $3,091,830.

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

On August 8, 2006, the Board of Directors authorized the cancellation of 64,550,000 shares of its common stock which were submitted for cancellation by a former director. This cancellation resulted in the revaluation of share capital as follows: (i) Common Stock was revalued from $19,315 to $32,025, based on par value of $0.001 times the residual float of 32,025,000 common shares; (ii) the previously recorded Discount on Common Stock of $(7,309) was eliminated; and (iii) Paid In Capital was adjusted from $29,260 to $9,241. All references to this stock cancellation have been retroactively adjusted as if the stock cancellation had taken place at the earliest date shown.

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

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward*	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2005	$(81,515)	2025	$28,530	$(28,530)	$—
2006	$(87,905)	2026	$31,483	$(31,483)	$—
2007	$(31,156,337)	2027	$10,904,718	$(10,904,718)	$—
	$(31,325,757)		$10,964,551	$(10,964,551)	$—
*(excludes non-deductible related party interest accrual)

The total valuation allowance for the year ended August 31, 2007 is $(10,964,551) which increased by $(10,904,718) for the reported period.

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

NOTE 12 – Discontinued Operations

(i) TERMINATION OF GALAXY TELNET SRL:

Due to general economic conditions and other factors, the Company’s subsidiary Galaxy Telnet SRL (“Galaxy”) did not achieve its planned operational objectives in Romania. In April 2006, the Board determined the Company should abandon its VoIP business model and seek other business opportunities. During May 2006, the Company: disposed of all Galaxy’s property and equipment to the Company’s former CEO for the un-depreciated value of the assets (which gave rise to no gain or loss for Galaxy); terminated Galaxy’s client service contracts; terminated agreements with persons employed on contract by Galaxy; terminated Galaxy’s office lease and all vendor contracts and ceased all operations in Romania. On June 28, 2006 the former CEO submitted his resignation as a director of the Company and in August 2006 the Company completed all prescribed filings required to de-register Galaxy as a corporate entity and a Romanian administrative judge recorded that Galaxy was extinguished.

The losses and cash flows of Galaxy have been presented as discontinued operations in the accompanying statements of Asian Dragon’s operations and statements of cash flows. Prior year’s Statements of Operations, Equity and Cash Flows have been adjusted to reflect the effect of the discontinued operations.

The components of the Galaxy discontinued operations are:

	Period from September 1, 2005 to August 15, 2006	Year Ended August 31, 2005	June 11, 2003 (inception) through August 15, 2006
REVENUES:
Sales of iBox packages	$3,720	$4,809	$24,925
Cost of Goods Sold	595	1,096	11,089
GROSS MARGIN	$3,125	$3,713	$13,836
EXPENSES:
Salaries & related taxes	$-	$8,634	14,333
Professional & consultant Fees	4,791	2,680	11,673
Administrative expenses	20,537	6,937	40,520
Sales & marketing Expenses	716	5,812	8,361
Advertising	-	4,574	5,542
Total expenses	$26,044	$28,637	$80,429
Net (loss) from operations	$(22,919)	$(24,924)	$(66,593)
Interest income	3	5	12
Interest expense	(177)	(383)	(1,287)
Recognition of foreign currency translation adjustments	(1,627)	(1,281)	(1,127)
Net (loss)	$(24,720)	$(26,583)	(68,995)

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Notes to Financial Statements

(i) CHANGE FROM DEVELOPMENT STAGE COMPANY TO EXPLORATION STAGE COMPANY:

On August 15, 2006 as the result of the Company changing its business purpose, its status changed from being a Development Stage Company to being an Exploration Stage Company. This is reflected in these financial statements by treating all activities of the Company prior to the change to Exploration Stage status as being a discontinued operation.

The losses and cash flows of the Company during its Development Stage period (June 11, 2003 to August 15, 2006) have been presented as discontinued operations in the accompanying Statements of Asian Dragon’s Operations, Equity and Cash Flows. Prior year’s Statements of Operations, Equity and Cash Flows have been adjusted to reflect the effect of the discontinued operations.

The components of the Development Stage period discontinued operations are:

	Period from September 1, 2005 to August 15, 2006	Year Ended August 31, 2005	June 11, 2003 (inception) through August 15, 2006

EXPENSES:
Professional & consultant Fees	51,427	44,566	110,205
Administrative expenses	9,740	10,280	27,657
Total expenses	$63,009	$54,846	$137,862
Net (loss) from operations	$(61,167)	$(54,846)	$(137,862)
Interest expense	(5,535)	(1,753)	(7,473)
Recognition of foreign currency translation adjustments	(313)	(469)	(775)
Discontinued Operations Net (loss) due to Exploration Stage status change, excluding Galaxy Telnet SRL	$(67,015)	$(57,068)	$(146,110)

Net (loss) from discontinued operations – terminated subsidiary	(24,720)	(26,583)	(68,995)
Net (loss) from consolidated discontinued operations	$(91,735)	$(83,651)	(215,105)

NOTE 13 – Subsequent Events

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Subsequent to the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

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

Limitations on the Effectiveness of Controls

The Company has confidence in its revised regime of internal controls and procedures. Nevertheless, the Company’s management (including the Chief Executive Officer and Chief Financial Officer) believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

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

Audit Fees
The aggregate fees billed for the last three fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2007 – $76,500 – Schumacher & Associates Inc.
2006 – $15,000 – Schumacher & Associates Inc.
2006 – $6,070 – Miller and McCollom
2005 – $12,350 – Miller and McCollom

Audit - Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2007 – $Nil –  Schumacher & Associates Inc.
2006 – $Nil – Schumacher & Associates Inc.
2005 – $Nil – Miller and McCollom

Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 – $Nil – Schumacher & Associates Inc.
2006 – $Nil – Schumacher and Associates Inc.
2005 – $Nil – Miller and McCollom

All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 – $Nil – Schumacher & Associates Inc.
2006 – $Nil – Schumacher and Associates Inc.
2005 – $Nil – Miller and McCollom

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit Description

3.1	Articles of Incorporation*

3.2	Certificate of Amendment of Articles of Incorporation*

3.2	Bylaws*

10.1	Jinjishan Agreement***

10.2	Loning Agreement***

10.3	Fuding Agreement***

10.4	World Fortune Enterprise Inc. Agency and Cooperative Agreement**

10.5	Share Transfer Agreement

14.1	Code of Ethics***

31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed as an exhibit to our registration statement on Form SB-2 filed March 22, 2005 and incorporated here by reference

**   Filed as an exhibit to a Form 10-Q filed January 22, 2007 and incorporated here by reference

*** Filed as an exhibit to a Form 10-K filed December 14, 2007 and incorporated here by reference

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
and Board Chair

Dated: September  10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ John Karlsson	President & CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director and Board Chair	September 10, 2008
John Karlsson