Form 10-Q/A
period 2006-11-30
ASIAN DRAGON GROUP INC.
filed 2008-10-03
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q/A
____________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _______________ to _______________

Commission File # 000-52268

ASIAN DRAGON GROUP INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0418754
(IRS Employer Identification Number)

1312 North Monroe Street, Suite 108, Spokane, Washington 99201
(Address of principal executive offices)

(509) 252-8428
(Issuer’s telephone number)

#202 - 1028 Hamilton Street, Vancouver, BC, Canada V6B 2R9
(Former address, if changed since last report)

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

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Page

PART I. Financial Information

Item 1. Financial Statements.	1

Balance Sheets at November 30, 2006 (unaudited) and August 31, 2006 (audited)	F-1

Restated Unaudited Statements of Operations for the three months ended November 30, 2006 and the Exploration Stage Period of August 15, 2006 to November 30, 2006	F-2

Restated Unaudited Statements of Cash Flows for the three months ended November 30, 2006 and the Exploration Stage Period of August 15, 2006 to November 30, 2006	F-3

Notes to Unaudited Financial Statements	F-4 to F-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	22

PART II. Other Information

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	28

Signatures	29

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Balance Sheets

	November 30, 2006 (unaudited)	August 31, 2006 (Note 1)
ASSETS
CURRENT ASSETS
Cash	$-	$72
Accounts receivable (Note 3)	2,003	2,003
Total current assets	2,003	2,075

Total assets	$2,003	$2,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$70,951	$15,536
Shareholder loan (Notes 7 and 8)	170,258	161,802
Total current liabilities	241,209	177,338

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value $0.001 authorized. 32,275,000 and 32,025,000 respectively issued and outstanding as of November 30, 2006 and August 31, 2006 (Note 9)	32,275	32,025
Paid-in Capital (Note 9)	1,008,991	9,241
Accumulated deficit in the exploration stage	(1,065,367)	(1,424)
Accumulated deficit in the development stage	(215,105)	(215,105)
Total stockholders’ equity (deficit)	(239,206)	(175,263)

Total liabilities and stockholders’ equity (deficit)	$2,003	$2,075

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Statements of Operations
(Unaudited)

	Restated Three Months Ended November 30, 2006	Three Months Ended November 30, 2005		Restated August 15, 2006 (date of inception of Exploration Stage) to November 30, 2006

EXPENSES:
Exploration expenses	$1,013,733		$-	$1,013,733
Professional & consultant fees	1,509		-	2,510
Administrative expenses	46,622		-	46,693
Total expenses	$1,061,864		$-	$1,062,936

Net loss from operations	$(1,061,864)		$-	$(1,062,936)
Interest expense	(2,079)		-	(2,431)
Loss from continuing operations	$(1,063,943)		$-	$(1,065,367)
Discontinued Operations:
- Net Loss from terminated subsidiary	-		(6,428)	(68,995)
- Net Loss from Development Stage period	-		(20,663)	(146,110)
Loss from Discontinued Operations	-		(27,091)	(215,105)

Net Loss	$(1,063,943)		$(27,091)	$(1,280,472)

Loss per common share, basic and diluted	$(0.03)	$	Nil

Weighted average shares outstanding	32,090,934		32,090,934

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Restated Three Months Ended November 30, 2006	Three Months Ended November 30, 2005	Restated August 15, 2006 (date of inception of Exploration Stage) to November 30, 2006
Cash flows from operating activities:
Net loss for the period	$(1,063,943)	$-	$(1,065,367)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities:
Accounts receivable	-	-	(2,003)
Accounts payable and accrued liabilities	55,433	-	71,303
Net cash provided (used) by operating activities	(1,008,510)	-	(996,067)

Cash flows from discontinued operating activities:
- Net loss from terminated subsidiary	-	(6,428)	(68,995)
- Net loss from Development Stage period	-	(20,663)	(146,110)
- Accrued interest on shareholder loans	-	1,104	8,761
- Depreciation	-	51	318
- Prepaid expenses	-	550	9,500
- Accounts payable and accrued liabilities	-	(263)	(9,220)
- Purchase (sale) of property and equipment	-	(371)	(318)
- Common stock issued for cash	-	-	31,266
- Common stock issued for debt conversion	-	-	10,000
- Loan by shareholder	-	27,133	152,689
Net cash provided (used) by discontinued operating activities:	-	1,113	(12,109)

Cash flows from financing activities:
Common stock issued for cash	1,000,000	-	1,000,000
Loan by shareholder	8,438	-	8,104
Net cash provided by financing activities	1,008,438	-	1,008,104

Net increase (decrease) in cash	(72)	1,113	(72)

Cash, beginning of period	72	1,205	72

Cash, end of period	$-	$2,318	$-

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

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. As of November 30, 2006, the Company discontinued its operations in Romania and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully diversify into new business activities. Management plans to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

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

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

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

Foreign Currency Translation

The books of record of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. The operations of the Company’s Joint Ventures which are located in China are to be maintained in Chinese Renminbi Yuan. When foreign currency transactions are recorded, the following method will be used:

Monetary items, at the rate of exchange prevailing as at the balance sheet date
Non-Monetary items including equity, at the historical rate of exchange
Revenues and expenses, at the period average in which the transaction occurred

Translation adjustments are recorded in Other Comprehensive Income. During the interim period ended November 30, 2006, the Company entered into no transactions denominated in a foreign currency.

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

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

Note 3 – Account Receivable

The account receivable herein recorded relates to a re-imbursement owed to the Company by a former director for an expense incurred by the Company prior the change of control of the Company. There is no doubt as to the collectability of this account.

Note 4 – Joint Ventures

To November 30, 2006, the Company had entered into the following material agreements with respect to mineral properties and exploration licenses in China.

Jinjishan Mine Joint Venture

On October 31, 2006 Asian Dragon entered into a joint venture option agreement (the “JVOA”) with World Fortune Enterprise Inc., (“WFEI”) to acquire WFEI’s rights in a joint venture company named Luoyang Canadian United Mining Ltd. (“Luoyang”) for development of the Jinjishan Gold Mine in the Xiaoqinling Region of China.

The assets, which are the property of Luoyang, a joint venture corporation formed between WFEI and the People’s Republic of China (the “PRC”) via its agency, the Henan Province Gold Bureau (the “Bureau”), consist of a contiguous 28.3 km 2 Exploration License and 2.8 km2 Mining Concession located in the northwest part of the County. The mining property covers ENE trending mafic to intermediate lava flows to which numerous gold-silver-polymetallic bearing quartz-carbonate veins are associated (collectively the “Jinjishan Mine Claim”). Under this agreement, WFEI has rights to acquire a 70% interest in the Jinjishan Mine Claim (the “Rights”) and the Bureau holds a 30% interest.

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

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

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

NOTE 5 – Mineral Properties and Exploration Rights

Jinjishan Mine Project

The Jinjishan Project is a large mining property located in the Luoning County, Henan Province, People’s Republic of China. The mining property consists of contiguous 28.3 km 2 Exploration License and 2.8 km2 Mining Concession located in the northwest part of Luoning County.

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

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

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

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Climate

Located between the northern sub-tropical zone and warm temperate zone, Henan Province has four distinctive seasons with complicated weather conditions. Luoning is situated in the middle of a WSW trending valley in north-central China which has an elevation of 300-1000m. Because it is surrounded by loess plains, and upland areas and mountains exceeding 4000 m to the south, the climate is dominated by long intervals of light winds which tend to result in hazy and rather dry atmospheric conditions. The climate is, on average, about 5°C warmer than Beijing and slightly drier. January is the coldest time of year with temperatures in the city dropping to - 5°C at night and rising only + 5°C during the day. July is the hottest month with average temperatures of 27°C and a range of 22° -33°C during the day. Luoning receives approximately 58 cm of precipitation per year, with July though September being the wettest period receiving nearly 30 cm of rain during this period. The period December through January is quite dry receiving a total of 2.3 cm of precipitation during this period. As a result of its climate, travelers to Luoning have little to fear of contracting malaria, cholera, Japanese encephalitis or other diseases which may be common in coastal regions.

Population and Services

Henan Province covers an area of 16 700 km2 and during the last census (2000), the population was estimated to be 92.5 million. It has a large population with only a moderate land area. As a consequence, the population density is relatively high, with 554 people per km2. The provincial capital is Zhengzhou (6.3M). Major centre are Nanyang (10.5M), Luoyang (6.1M), Xinxiang (5.3M), Jiaozuo (3.2M) and Keifeng (4.6M). The region is rich in land resources, in mineral resources, in plant and animal resources, but much of the resources per capita are lower than China’s average. The east part of the province is a major China grain and cotton producer. Other agricultural products include corn, soya bean, beans, rapeseed, potatoes and peanuts. Specialties include Lingbao dates, Huiyang day lilies and common carp.

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

Property

The Jinjishanmining property covers an Exploration Permit with an area of 28.3 km2 and a 2.80 Km2 Mining Concession. Its geographical coordinates are comprised within the following perimeter: Longitude 111°19’30” E to 111°24’00”E Latitude 34°22’00” N to 34° 25’00” N.

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

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

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

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

The Company’s continuing commitment to WFEI arising from the Luoyang Joint Venture Option Agreement is as follows:

Item	Amount	Timing

Issuance of Common Shares	250,000 restricted common shares of Asian Dragon Group Inc.	After full payment of Luoyang deposit (iv) under the Joint Venture Agreement

Note 7 – Shareholder Loans

As at November 30, 2006, the Company had one related party shareholder loan outstanding of $170,258, which had $2,079 of accrued interest for the period (recorded in accrued liabilities on the balance sheet). This loan is unsecured and has no fixed repayment dates.

Note 8 – Related Party Transactions

Related party transactions include the shareholder loan recorded in Note 7 and also include the provision of office facilities by John Karlsson for no charge. Karlsson Law Corporation, of which our CEO is the principal, also provides legal services to Asian Dragon.

Note 9 – Common Stock

On November 7, 2006, the Company completed a private placement sale of 250,000 shares of its common stock at $4.00 per share for aggregate proceeds of $1,000,000.

Note 10 – Income Taxes

The Company is subject to federal income taxes in the United States and Chinese income taxes (to the extent of its operations in China). The Company had no income tax expenses during the reported periods due to net operating losses. The Company’s tax asset recognized in these financial statements is $Nil as at November 30, 2006 due to offsetting valuation allowances.

Note 11 – Restatement of Previously Filed Financial Statements

The financial statements included herein have been restated to reflect the re-allocation of some expenses originally reported as occurring in Quarter Four of the year ended August 31, 2007. This error occurred as the result of the delayed submission of some documentation from parties in China and these expenses should have been recorded in Quarters One, Two and Three of the same year. There has also been: a re-allocation amongst expense categories for some expenses to more appropriately represent the substance of these costs; the addition of income statement data to carry forward the recording of discontinued operations; and the addition of comparative income statement data for the prior year.

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Composite expense totals for the year ended August 31, 2007 are not affected by these corrections and these changes did not result in any prior period adjustments.

The expense line items affected by these corrections during the three month periods ended November 30, 2006, February 28, 2007 and May 31, 2007 are as follows:

QUARTER ONE 2007 (Three months ended November 30, 2006)	Originally Reported Three Months Ended November 30, 2006	Adjustments	Restated Three Months Ended November 30, 2006

Exploration expenses	$1,000,000	$13,733	$1,013,733
Administrative expenses	486	46,136	46,622
Interest expense	2,095	(16)	2,079
Total	$1,002,581	$59,853	$1,062,434

Net Loss	$(1,004,090)	$(59,853)	$(1,063,943)
Loss per common share, basic and diluted	$(0.03)	$-	$(0.03)

QUARTER TWO 2007 (Three months ended February 29, 2007)	Originally Reported Three Months Ended February 29, 2007	Adjustments	Restated Three Months Ended February 29, 2007

Exploration expenses	$1,969,770	$43,230	$2,013,000
Agent fees	-	30,000	30,000
Investor relations	-	25,001	25,001
Administrative expenses	25,074	(7,454)	17,620
Interest expense	2,374	16	2,390
Total	$1,997,218	$90,793	$2,088,011

Net Loss	$(2,036,570)	$(90,793)	$(2,127,363)
Loss per common share, basic and diluted	$(0.06)	$(0.01)	$(0.07)

(continued)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

QUARTER THREE 2007 (Three months ended May 31, 2007)	Originally Reported Three Months Ended May 31, 2007	Adjustments	Restated Three Months Ended May 31, 2007

Agent fees	$-	$15,000	$15,000
Professional and consultant fees	61,272	1,500	62,772
Investor relations	22,769	(2,248)	20,521
Administrative expenses	5,794	13,582	19,376
Interest expense	2,748	5	2,753
Total	92,583	27,839	120,422

Net Loss	$(1,508,266)	$(27,839)	$(1,536,105)
Loss per common share, basic and diluted	$(0.05)	$-	$(0.05)

The summary of the re-allocations is as follows:

	Quarter One 2007	Quarter Two 2007	Quarter Three 2007	Quarter Four 2007

EXPENSES:
Exploration expenses	$13,733	$43,230	$-	$(56,963)
Agent fees	-	30,000	15,000	(45,000)
Professional and consultant fees		-	1,500	(1,500)
Investor relations		25,001	(2,248)	(22,753)
Administrative expenses	46,136	(7,454)	13,582	(52,264)
Interest expense	(16)	16	5	-
Total	$59,853	$90,793	$27,839	$(178,480)

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

Report on Form 10-Q/A Update:

The financial statements included herein have been restated to reflect the re-allocation of some expenses originally reported as occurring in Quarter Four of the year ended August 31, 2007. This error occurred as the result of the delayed submission of some documentation from parties in China and these expenses should have been recorded in Quarters One, Two and Three of the same year. There has also been: a re-allocation amongst expense categories for some expenses to more appropriately represent the substance of these costs; the addition of income statement data to carry forward the recording of discontinued operations; and the addition of comparative income statement data for the prior year.

Composite expense totals for the year ended August 31, 2007 are not affected by these corrections and these changes did not result in any prior period adjustments.

The expense line items affected by these corrections during the three month periods ended November 30, 2006, February 28, 2007 and May 31, 2007 are as follows:

QUARTER ONE 2007 (Three months ended November 30, 2006)	Originally Reported Three Months Ended November 30, 2006	Adjustments	Restated Three Months Ended November 30, 2006

Exploration expenses	$1,000,000	$13,733	$1,013,733
Administrative expenses	486	46,136	46,622
Interest expense	2,095	(16)	2,079
Total	$1,002,581	$59,853	$1,062,434

Net Loss	$(1,004,090)	$(59,853)	$(1,063,943)
Loss per common share, basic and diluted	$(0.03)	$-	$(0.03)

QUARTER TWO 2007 (Three months ended February 29, 2007)	Originally Reported Three Months Ended February 29, 2007	Adjustments	Restated Three Months Ended February 29, 2007

Exploration expenses	$1,969,770	$43,230	$2,013,000
Agent fees	-	30,000	30,000
Investor relations	-	25,001	25,001
Administrative expenses	25,074	(7,454)	17,620
Interest expense	2,374	16	2,390
Total	$1,997,218	$90,793	$2,088,011

Net Loss	$(2,036,570)	$(90,793)	$(2,127,363)
Loss per common share, basic and diluted	$(0.06)	$(0.01)	$(0.07)

QUARTER THREE 2007 (Three months ended May 31, 2007)	Originally Reported Three Months Ended May 31, 2007	Adjustments	Restated Three Months Ended May 31, 2007

Agent fees	$-	$15,000	$15,000
Professional and consultant fees	61,272	1,500	62,772
Investor relations	22,769	(2,248)	20,521
Administrative expenses	5,794	13,582	19,376
Interest expense	2,748	5	2,753
Total	92,583	27,839	120,422

Net Loss	$(1,508,266)	$(27,839)	$(1,536,105)
Loss per common share, basic and diluted	$(0.05)	$-	$(0.05)

The summary of the re-allocations is as follows:

	Quarter One 2007	Quarter Two 2007	Quarter Three 2007	Quarter Four 2007

EXPENSES:
Exploration expenses	$13,733	$43,230	$-	$(56,963)
Agent fees	-	30,000	15,000	(45,000)
Professional and consultant fees		-	1,500	(1,500)
Investor relations		25,001	(2,248)	(22,753)
Administrative expenses	46,136	(7,454)	13,582	(52,264)
Interest expense	(16)	16	5	-
Total	$59,853	$90,793	$27,839	$(178,480)

Results of Operations

Revenues

ADG did not earn revenues in the period included in the financial statements in this report.

Expenses

Our operating expenses are classified into three categories:

- Exploration Expenses
- Professional & Consultant Fees
- Administrative Expenses

Exploration Expenses. Exploration Expenses for the quarter ended November 30, 2006 totaled $1,013,733 and are comprised of the deposit made by the Company to World Fortune Enterprises Inc. for installment payments toward the purchase of an interest in the Jinjishan Mine property exploration license. For the Exploration Stage period between August 15, 2006 and November 30, 2006, Exploration Expenses totaled $1,013,733.

Professional & Consultant Fees. Professional & Consultant Fees are primarily comprised of fees for work performed by accounting, audit and legal professionals. During the quarter ended November 30, 2006, we incurred $1,509 related to the work of a consultant. We anticipate Professional & Consultant Fees will increase substantially in the upcoming year as we implement our business plans.  For the Exploration Stage period between August 15, 2006 and November 30, 2006, Professional & Consultant Fees totaled $2,510.

Administrative Expenses. Administrative Expenses were $46,622 for the quarter ended November 30, 2006 and were primarily composed of expenses incurred by our China Agent. We anticipate Administrative Expenses will increase substantially in the upcoming year as we implement our business plans. For the Exploration Stage period between August 15, 2006 and November 30, 2006, Administrative Expenses totaled $46,693.

Net Loss. We incurred net losses from continuing operations of $(1,063,943), or (0.03) per share, for the quarter ended November 30, 2006. For the Exploration Stage period between August 15, 2006 and November 30, 2006, the Net Loss from continuing operations totaled $1,065,367. After taking into account discontinued operations prior to August 15, 2006, the Exploration Stage loss totaled $1,280,472.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business. The Company’s principal sources of liquidity as of November 30, 2006, consisted of a shareholder loan from a director and principal shareholder.

Under the shareholder loan, loan advances to or on behalf of ADG, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG is required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $172,356 as of November 30, 2006.

From inception through August 31, 2006, we have raised $1,042,575 through private placements of our common shares and debt conversion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE FLUCTUATION RISK

Our reporting currency is United States Dollars (“USD”).  The Chinese Renminbi (“RMB”) has been informally pegged to the USD.  However, China is under international pressure to adopt a more flexible exchange rate system. If the RMB were no longer pegged to the USD, rate fluctuations may have a material impact on the Company’s financial reporting. In July 2005 the Renminbi was allowed to rise 2%. As Renminbi is used for expenditures by the Company’s joint venture partner in conducting their operations in China, the fluctuation of exchange rates of Renminbi may have positive or negative impacts on the results of operations of the Company.

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

Ineffective Controls related to the Entering of Transactions into the General Ledger, Preparation of Certain Account Analyses, Account Summaries, and Account Reconciliations. As a result of the adjustments made with respect to certain income statement accounts for the quarters ended November 30, 2006, February 29, 2007, and May 31, 2007, we determined a more detailed review for these accounts was necessary in connection with our quarterly and annual financial reporting process.  The Company has developed a more intensive financial close process to ensure a thorough review of entering transactions into the general ledger is performed, supporting schedules are adequately prepared and/or reviewed, and that they included adequate supporting documentation.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the quarter ended November 30, 2006, the Company had a net loss of $(1,063,943). At November 30, 2006, the Company had a working capital deficiency of $(239,206). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

THE VALUE AND TRANSFERABILITY OF THE COMPANY'S SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES.

There is only a limited trading market for the Company's shares. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the OTC Bulletin Board under the symbol "AADG". There can be no assurance that the Company's common stock will trade at prices at or above its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules," which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

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

The Company's success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in the Company's growth and success. The loss of the service of members of the management and advisory board could have a material adverse effect on the Company. In particular, the success of the Company is highly dependent upon the efforts of the President & CEO, CFO, PFO, Treasurer & Secretary, and director of the Company, John Karlsson, the loss of whose services would have a material adverse effect on the success and development of the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 7th, 2006, the Company accepted a subscription agreement (the “Subscription Agreement”) with one entity for the purchase of 250,000 common shares of the Company at a price of $4.00 per share for total proceeds of $1,000,000. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the entities through an offshore transaction which was negotiated and consummated outside of the United States.

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

ITEM 5. OTHER INFORMATION

(1)  As referenced in Financial Statement Notes 4 & 6, on October 31, 2006 Asian Dragon entered into a joint venture option agreement (the “JVOA”) with World Fortune Enterprise Inc., (“WFEI”) to acquire WFEI’s rights in a joint venture company named Luoyang Canadian United Mining Ltd. (“Luoyang”) for development of the Jinjishan Gold Mine in the Xiaoqinling Region of China.

The assets, which are the property of Luoyang, a joint venture corporation formed between WFEI and the People’s Republic of China (the “PRC”) via its agency, the Henan Province Gold Bureau (the “Bureau”), consist of a contiguous 28.3 km 2 Exploration License and 2.8 km2 Mining Concession located in the northwest part of the County. The mining property covers ENE trending mafic to intermediate lava flows to which numerous gold-silver-polymetallic bearing quartz-carbonate veins are associated (collectively the “Jinjishan Mine Claim”). Under this agreement, WFEI has rights to acquire a 70% interest in the Jinjishan Mine Claim (the “Rights”) and the Bureau holds a 30% interest.

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

Dated: October 2, 2008