Form 10-Q/A
period 2007-02-28
ASIAN DRAGON GROUP INC.
filed 2008-10-03
CIK 1314259

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

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Page

PART I. Financial Information

Item 1. Financial Statements.	1

Restated Balance Sheets at February 28, 2007 (unaudited) and August 31, 2006 (audited)	F-1

Restated Unaudited Statements of Operations for the three and six months ended February 28, 2007 and the Exploration Stage Period of August 15, 2006 to February 28, 2007	F-2

Restated Unaudited Statements of Cash Flows for the six months ended February 28, 2007 and the Exploration Stage Period of August 15, 2006 to February 28, 2007	F-3

Notes to Unaudited Financial Statements	F-4 to F-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	23

PART II. Other Information

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits	29

Signatures	30

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Balance Sheets

	Restated February 28, 2007 (unaudited)	August 31, 2006 (Note 1)
ASSETS
CURRENT ASSETS
Cash	$-	$72
Prepaid expenses	7,000	-
Accounts receivable (Note 3)	2,003	2,003
Total current assets	9,003	2,075

Total assets	$9,003	$2,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	160,220	15,536
Shareholder loans (Notes 7 and 8)	215,352	161,802
Total current liabilities	$375,572	$177,338

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value $0.001 authorized. 32,675,000 and 32,025,000 respectively issued and outstanding as of February 28, 2007 and August 31, 2006 (Note 9)	32,675	32,025
Paid-in Capital (Note 9)	3,008,591	9,241
Accumulated deficit in the development stage	(215,105)	(215,105)
Accumulated deficit in the exploration stage	(3,192,730)	(1,424)
Total stockholders’ equity (deficit)	(366,569)	(175,263)

Total liabilities and stockholders’ equity (deficit)	$9,003	$2,075

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Statements of Operations
(Unaudited)

	Restated Three Months Ended February 28, 2007	Three Months Ended February 28, 2006		Restated Six Months Ended February 28, 2007	Six Months Ended February 28, 2006		Restated August 15, 2006 (date of inception of Exploration Stage) to February 28, 2007

EXPENSES:
Exploration expenses	$2,013,000		$-	$3,026,733		$-	$3,026,733
Agent fees	30,000		-	30,000		-	30,000
Professional & consultant fees	39,352		-	40,861		-	41,862
Investor relations	25,001		-	25,001		-	25,001
Administrative expenses	17,620		-	64,242		-	64,313
Total expenses	$2,124,973		$-	$3,186,837		$-	$3,187,909

Net loss from operations	$(2,124,973)		$-	$(3,186,837)		$-	$(3,187,909)
Interest expense	(2,390)		-	(4,469)		-	(4,821)
Net loss from continuing operations	(2,127,363)		-	(3,191,306)		-	(3,192,730)

Discontinued Operations:
- Net Loss from terminated subsidiary	-		(7,952)	-		(29,259)	(68,995)
- Net Loss from Development Stage period	-		(8,596)	-		(14,380)	(146,110)
Loss from Discontinued Operations	-		(16,548)	-		(43,639)	(215,105)

Net Loss	$(2,127,363)		$(16,548)	$(3,191,306)		$(43,639)	$(3,407,835)

Loss per common share, basic and diluted	$(0.07)	$	Nil	$(0.10)	$	Nil
Weighted average shares outstanding	32,436,326		32,436,326	32,436,326		32,436,326

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

	Restated Six Months Ended February 28, 2007	Six Months Ended February 28, 2006	Restated August 15, 2006 (date of inception of Exploration Stage) to February 28, 2007
Cash flows from operating activities:
Net loss for the period	$(3,191,306)	$-	$(3,187,909)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities:
Accounts receivable	-	-	(2,003)
Prepaid expenses	(7,000)	-	(7,000)
Accounts payable and accrued liabilities	144,684	-	160,572
Net cash provided (used) by operating activities	(3,053,622)	-	(3,036,340)

Cash flows from discontinued operating activities:
- Net loss from terminated subsidiary	-	(29,259)	(68,995)
- Net loss from Development Stage period	-	(14,380)	(146,110)
- Accrued interest on shareholder loans	-	2,506	8,761
- Depreciation	-	116	318
- Prepaid expenses	-	1,152	9,500
- Accounts payable and accrued liabilities	-	(3,373)	(9,220)
- Purchase (sale) of property and equipment	-	-	(318)
- Common stock issued for cash	-	-	31,266
- Common stock issued for debt conversion	-	-	10,000
- Loans by shareholders	-	43,172	152,689
Net cash provided (used) by discontinued operating activities:	-	(66)	(12,109)

Cash flows from financing activities:
Common stock issued for cash	3,000,000	-	3,000,000
Loans by shareholders	53,550	-	48,377
Net cash provided by financing activities	3,053,550	-	3,048,377

Net increase (decrease) in cash	(72)	(66)	(72)

Cash, beginning of period	72	1,205	72

Cash, end of period	$-	$1,139	$-

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

Translation adjustments are recorded in Other Comprehensive Income. During the interim period ended February 28, 2007, the Company entered into no transactions denominated in a foreign currency.

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
(continued)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements
 (Unaudited)

Project	Consideration	# Shares	Balance Due	Timing

Loning	Asian Dragon Restricted Common Shares	250,000	250,000	Concurrent with JVOA Installment Four

Lingbao Jinshan	Asian Dragon Restricted Common Shares	250,000	250,000	Concurrent with JVOA Installment Four

	Total Shares Due		1,000,000

Note 7 – Shareholder Loans

As at February 28, 2007, the Company had one related party shareholder loan outstanding of $215,352, which had $4,469 of accrued interest for the six month period ended February 28, 2007 (recorded in accrued liabilities on the balance sheet). This loan is unsecured and has no fixed repayment dates.

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

Expenses

Our operating expenses are classified into five categories:

- Exploration Expenses
- Agent Fees
- Professional & Consultant Fees
- Investor Relations
- Administrative Expenses

Exploration Expenses. Exploration Expenses for the three and six month period ended February 28, 2007 totaled $2,013,000 and $3,026,733 respectively, the latter being comprised of $26,733 in fees, and aggregate deposits of $3,000,000 made by the Company to World Fortune Enterprises Inc. (“WFEI”) for exploration of the Jinjishan, Shizhaigou, Loning and Lingbao Jinshan properties. As detailed in Notes 4 & 6 to the attached quarterly financial statements, of these funds $2,191,000 has to date been used for payment installments toward the underlying exploration rights optioned to ADG by WFEI.

Agent Fees. Agent Fees are comprised of fees for work performed by our China Agent to research and source mineral property opportunities in China. During the three and six month periods ended February 28, 2007, these fees totaled $30,000 and $30,000 respectively. We anticipate Professional & Consultant Fees will remain at current levels in the upcoming year as we implement our business plans.

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

Investor Relations. Investor Relations expenses are comprised of costs for communication to existing and potential shareholders. During the three and six month periods ended February 28, 2007, these fees totaled $25,001 and $25,001 respectively and were comprised primarily of news release fees and website upgrades. We anticipate Investor Relations Fees will increase substantially in the upcoming year as we implement our business plans.

Administrative Expenses. Administrative Expenses were $17,620 and $64,242 for the three and six month periods ended February 28, 2007 and were comprised of charges for travel, Edgar agent filing fees and stock transfer agent fees. We anticipate Administrative Expenses will increase substantially in the upcoming year as we implement our business plans.

Net Loss. We incurred net losses from continuing operations of $(2,127,363), or $(0.07) per share, for the three months ended February 28, 2007 and $(3,191,306), or $(0.10) per share, for the six month period ending February 28, 2007. For the Exploration Stage period between August 15, 2006 and February 28, 2007, the Net Loss from continuing operations totaled $(3,192,730). After taking into account discontinued operations prior to August 15, 2006, the Exploration Stage loss totaled $(3,407,835).

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business. The Company’s principal sources of liquidity as of February 28, 2007, consisted of a shareholder loan from a director and principal shareholder. Under the shareholder loan, loan advances to or on behalf of ADG, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG is required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $217,431 as of February 28, 2007.

From inception through February 28, 2007, we have raised $3,042,575 through private placements of our common shares and debt conversion.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the six months ended February 28, 2007, the Company had a net loss of $(3,191,306) and a working capital deficiency of $(366,569). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

ITEM 5. OTHER INFORMATION

There is no other information to record under this Item.

ITEM 6. EXHIBITS

Number	Exhibit Description

3.1	Articles of Incorporation*

3.2	Certificate of Amendment of Articles of Incorporation*

3.3	Bylaws*

10.1	Joint Venture Option Agreement with World Fortune Enterprises Inc. regarding the Jinjishan Property**

10.2	Agency and Cooperative Agreement with World Fortune Enterprise Inc.**

10.3	Joint Venture Option Agreement with World Fortune Enterprises Inc. regarding the Shizhaigou Property***

10.4	Joint Venture Option Agreement with World Fortune Enterprises Inc. regarding the Loning Property***

10.5	Joint Venture Option Agreement with World Fortune Enterprises Inc. regarding the Lingbao Jinshan Property***

31.1	Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed as an exhibit to our registration statement on Form SB-2 filed March 22, 2005 and incorporated herein by this reference
**    Filed as exhibits to our quarterly report on Form 10-Q filed January 22, 2007 and incorporated herein by this reference
***  Filed as exhibits to our quarterly report on Form 10-Q filed April 16, 2007 and incorporated herein by this reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAN DRAGON GROUP INC.

/s/ John Karlsson
John Karlsson
President & CEO, CFO, PFO,
Secretary & Treasurer, and Director

Dated: October 2, 2008