Form 10-Q/A
period 2007-05-31
ASIAN DRAGON GROUP INC.
filed 2008-10-03
CIK 1314259

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

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Page

PART I. Financial Information

Item 1. Financial Statements.	1

Restated Balance Sheets at May 31, 2007 (unaudited) and August 31, 2006 (audited)	F-1

Restated Unaudited Statements of Operations for the three and nine months ended May 31, 2007 and the Exploration Stage Period of August 15, 2006 to May 31, 2007	F-2

Restated Unaudited Statements of Cash Flows for the nine months ended May 31, 2007 and the Exploration Stage Period of August 15, 2006 to May 31, 2007	F-3

Notes to Unaudited Financial Statements	F-4 to F-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	24

PART II. Other Information

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	30

Signatures	31

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Balance Sheets

	Restated May 31, 2007 (unaudited)	August 31, 2006 (Note 1)
ASSETS
CURRENT ASSETS
Cash	$12,971	$72
Prepaid expenses	11,096	-
Accounts receivable	-	2,003
Total current assets	24,067	2,075

Total assets	$24,067	$2,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	199,868	15,536
Shareholder loans (Notes 7 and 8)	226,722	161,802
Total current liabilities	$426,590	$177,338

COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value $0.001 authorized. 32,975,000 and 32,025,000 respectively issued and outstanding as of May 31, 2007 and August 31, 2006 (Note 8)	32,975	32,025
Paid-in Capital (Note 8)	4,508,291	9,241
Accumulated deficit	(215,105)	(215,105)
Accumulated deficit in the development stage	(4,728,835)	(1,424)
Accumulated other comprehensive income (loss)	151	-
Total stockholders’ (deficit)	(402,523)	(175,263)

Total liabilities and stockholders’ equity	$24,067	$2,075

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Statements of Operations
(Unaudited)

	Restated Three Months Ended May 31, 2007	Three Months Ended May 31, 2006		Restated Nine Months Ended May 31, 2007	Nine Months Ended May 31, 2006		Restated August 15, 2006 (date of inception of Exploration Stage) to May 31, 2007
EXPENSES:
Exploration expenses	$1,415,683		$-	$4,442,416		$-	$4,442,416
Agent fees	15,000		-	45,000		-	45,000
Professional & consultant fees	62,772		-	103,633		-	104,634
Investor relations	20,521		-	45,522		-	45,522
Administrative expenses	19,376		-	83,618		-	83,689
Total expenses	$1,533,352		$-	$4,720,189		$-	$4,721,261

Net loss from operations	$(1,533,352)		$-	$(4,720,189)		$-	$(4,721,261)
Interest expense	(2,753)		-	(7,222)		-	(7,574)
Net loss from continuing operations	(1,536,105)		-	(4,727,411)		-	(4,728,835)

Discontinued Operations:
- Net Loss from terminated subsidiary	-		(5,928)	-		(20,308)	(68,995)
- Net Loss from Development Stage period	-		(10,355)	-		(39,608)	(146,110)
Loss from Discontinued Operations			(16,283)			(59,916)	(215,105)

Net Loss	$(1,536,105)		$(16,283)	$(4,727,411)		$(59,916)	$(4,943,940)

Loss per common share, basic and diluted	$(0.05)	$	Nil	$(0.15)	$	Nil
Weighted average shares outstanding	32,521,337		32,521,337	32,521,337		32,521,337
OTHER COMPREHENSIVE LOSS:
Net loss	$(1,536,105)		$(16,283)	$(4,727,411)		$(59,916)	$(4,943,940)
Foreign currency translation adjustment	151		-	151		-	151
Total other comprehensive (loss)	$(1,535,954)		$(16,283)	$(4,727,260)		$(59,916)	$(4,943,789)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

	Restated Nine Months Ended May 31, 2007	Nine Months Ended May 31, 2006	Restated August 15, 2006 (date of inception of Exploration Stage) to May 31, 2007
Cash flows from operating activities:
Net loss for the period	$(4,727,411)	$-	$(4,728,835)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities:
Accounts receivable	2,003	-	-
Prepaid expenses	(11,096)	-	(11,096)
Accounts payable and accrued liabilities	184,332	-	200,220
Net cash provided (used) by operating activities	(4,552,172)	-	(4,539,711)

Cash flows from discontinued operating activities:
- Net loss from terminated subsidiary	-	(20,308)	(68,995)
- Net loss from Development Stage period	-	(39,608)	(146,110)
- Accrued interest on shareholder loans	-	3,985	8,761
- Depreciation	-	-	318
- Prepaid expenses	-	1,200	9,500
- Accounts payable and accrued liabilities	-	(6,921)	(9,220)
- Purchase (sale) of property and equipment	-	(318)	(318)
- Common stock issued for cash	-	-	31,266
- Common stock issued for debt conversion	-	-	10,000
- Loans by shareholders	-	61,183	152,689
Net cash provided (used) by discontinued operating activities:	-	(787)	(12,109)

Cash flows from financing activities:
Common stock issued for cash	4,500,000	-	4,500,000
Loans by stockholders	64,920	-	64,568
Net cash provided by financing activities	4,564,920	-	4,564,568

Effect of foreign currency translation	151	-	151

Net increase (decrease) in cash	12,899	(787)	12,899

Cash, beginning of period	72	1,205	72

Cash, end of period	$12,971	$418	$12,971

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

Note 3 – Joint Ventures & Exploration Development Initiatives

To May 31, 2007, the Company had entered into the following material agreements with respect to exploration licenses in China.

ADG, WFEI and its joint venture partners are currently negotiating various changes to some of the following noted agreements. ADG expects these changes will include addition of some payment terms for the issuance of stock by ADG to joint venture partners and will clarify some of the logistical and administrative components of the various JV and JVOA agreements. We project these amendments will be completed prior to year end.

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

Tiepuling 819# and 846# Mining Center Sections Joint Venture

On March 29, 2007 Asian Dragon finalized negotiations to enter into a Joint Venture Option Agreement (the “TLP JVOA”) to acquire WFEI’s option interest and rights to develop the newly created 819# and 846# mining center sections belonging to Henan Qianyin Mining Co., Ltd. in the Tieluping Mine Area (“Tieluping”) of Luoning County, Henan, China. WFEI’s interest in Tieluping flows through its 70% ownership of Luoyang Canadian United Mines Limited. The terms of the TLP JVOA will require Asian Dragon to make a one time payment of 8 Million Yuan (estimated as US$1,050,000) in return for a 70% interest. The Company anticipates execution of the TLP JVOA during QIV-07 and Asian Dragon has to date deposited no funds with WFEI for this project. All funds which will be deposited upon execution of the TLP JVOA will be designated to be used for operation costs of Tieluping. These funds are required by the PRC to be held by WFEI, as the joint venture partner, for the Joint Venture Business License (the “JVL”) to be issued to Luoyang Canadian United Mines Limited by the PRC. The 819# and 846# mining center sections of the Tieluping are newly created tunnels of the Tieluping Mine Area, which have not yet begun production. Tiepuling is located in Henan Province. As consideration for WFEI granting this option to Asian Dragon, Asian Dragon has agreed to issue to WFEI 5,000,000 restricted common shares in the capital stock of Asian Dragon. Such shares to be issued to WFEI upon full payment of funds for the project by Asian Dragon.

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Fuding Mining Development Co. Ltd.

On April 4th, 2007, through a deposit of US$1,400,000, Asian Dragon executed an agreement in principal (“AIP”) to acquire a 51% interest in the Fuding Mining Development Co., Ltd. ("FMDC"). FMDC specializes in the sourcing, optioning and development of base metal properties in China. The AIP requires Asian Dragon within one year to invest US$10 million to purchase 51% of the shareholdings of the current investors of FMDC. The AIP also requires stock grants, on a property by property basis, to each of WFEI, and the relevant FMDC shareholders as a group, for any property currently under option to FMDC upon which Asian Dragon completes successful due diligence and acquires through FMDC. Under the AIP, Asian Dragon also attains the ability to increase its interest to 70% by investing a further US$20 million for a total investment of US$30 million if completed within 3 years. Asian Dragon is currently undertaking due diligence on the projects under option to FMDC and expects to finalize both its selections and a formal agreement with FMDC during the first quarter of fiscal 2008. Asian Dragon will terminate any other options FMDC now holds which do not fit the Company’s business plan. No agreements have been finalized with respect to formal acquisition of properties held under option by FMDC.

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

Note 6 – Shareholder Loans

As at May 31, 2007, the Company had one related party shareholder loan outstanding of $226,722, which had $7,222 of accrued interest, recorded in accrued liabilities on the balance sheet, for the nine month period ended May 31, 2007. This loan is unsecured and has no fixed repayment dates.

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

Note 10 – Restatement of Previously Filed Financial Statements

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

Expenses

Our operating expenses are classified into five categories:

- Exploration Expenses
- Agent Fees
- Professional & Consultant Fees
- Investor Relations
- Administrative Expenses

Exploration Expenses. Exploration Expenses for the three and nine month period ended May 31, 2007 totaled $1,415,683 and $4,442,416 respectively, the latter being comprised of $42,416 for geological reports and aggregate deposits of $4,400,000 made by the Company to World Fortune Enterprises Inc. (“WFEI”) for exploration of the various properties over the nine month period.

Agent Fees. Agent Fees are comprised of fees for work performed by our China Agent to research and source mineral property opportunities in China. During the three and nine month periods ended May 31, 2007, these fees totaled $15,000 and $45,000 respectively. We anticipate Professional & Consultant Fees will remain at current levels in the upcoming year as we implement our business plans.

Professional & Consultant Fees. Professional & Consultant Fees are primarily comprised of fees for work performed by accounting, audit and legal professionals. During the three and nine month periods ended May 31, 2007, these fees totaled $62,772 and $103,633 respectively and were primarily comprised of $70,368 in legal fees; $21,256 and $10,500 in accounting and auditor fees respectively for the nine month period. We anticipate Professional & Consultant Fees will increase substantially in the upcoming year as we implement our business plans.

Investor Relations. Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During previous quarters, these expenses were included in the category of Administrative expenses. Investor Relations expenses totaled $20,521 and $45,522 for the three and nine month periods ended May 31, 2007. We anticipate Investor Relations expenses will increase substantially as the Company continues its efforts to raise further capital.

Administrative Expenses. Administrative Expenses were $19,376 and $83,618 for the three and nine month periods ended May 31, 2007 and were comprised of charges for Travel, Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will increase substantially in the upcoming year as we implement our business plans.

Net Loss. We incurred net losses from continuing operations of $(1,536,105), or $(0.05) per share, for the three months ended May 31, 2007 and $(4,727,411), or $(0.15) per share, for the nine month period ending May 31, 2007. For the Exploration Stage period between August 15, 2006 and May 31, 2007, the Net Loss from continuing operations totaled $(4,728,835). After taking into account discontinued operations prior to August 15, 2006, the Exploration Stage loss totaled $(4,943,940).

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business.

The Company’s principal sources of liquidity as of May 31, 2007, consisted of cash resources of $12,971 and a shareholder loan from our President. Under the shareholder loan, loan advances to or on behalf of ADG, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG is required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $226,722, as of May 31, 2007. From inception through May 31, 2007, we have raised $4,500,000 through private placements of our common shares.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the nine months ended May 31, 2007, the Company had an operating loss of $(4,727,411) and a working capital deficiency of $(402,523). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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
____________________

*      Filed as an exhibit to our registration statement on Form SB-2 filed March 22, 2005 and incorporated herein by this reference
**    Filed as exhibits to our quarterly report for QI-07 on Form 10-Q filed January 22, 2007 and incorporated herein by this reference
*** Filed as exhibits to our quarterly report for QII-07 on Form 10-Q filed April 16, 2007 and incorporated herein by this reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAN DRAGON GROUP INC.

/s/ John Karlsson
John Karlsson
President & CEO, CFO, PFO,
Secretary & Treasurer, and Director

Dated: October 2, 2008