Form 10-Q/A
period 2008-02-29
ASIAN DRAGON GROUP INC.
filed 2008-10-03
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q/A

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

1313 North Monroe Street, Suite 108
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

Restated Unaudited Statements of Operations and Other Comprehensive Income for three and six month periods ended February 29, 2008 and February 28, 2007 and Exploration Stage Period of August 15, 2006 to February 29, 2008
F-2

Restated Unaudited Statements of Cash Flows for the six month periods ended February 29, 2008 and February 28, 2007 and the Exploration Stage Period of August 15, 2006 to February 29, 2008	F-3

Restated Unaudited Supplemental Disclosure of Non-cash Investing and Financing Activities	F-4

Notes to Unaudited Financial Statements	F-5 to F-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	33

PART II. Other Information

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	40

Item 6. Exhibits	40

Signatures	40

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Balance Sheets

	February 29, 2008 (Unaudited)	Year ended August 31, 2007 (Note 1)
ASSETS
CURRENT ASSETS
Cash	$67,845	$326,381
Prepaid expenses	6,416	-
Subscription receivable	-	1,000,000
Total current assets	74,261	1,326,381
Total assets	$74,261	$1,326,381

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Commitments payable (Notes 4 and 8) – current portion	$-	$7,179,407
Accounts payable	23,597	66,470
Account payable - related party	-	75,000
Accrued liabilities	9,679	40,000
Shareholder loans (Notes 5 and 6)	184,903	237,840
Total current liabilities	$218,179	$7,598,717

LONG-TERM LIABILITIES
Commitments payable (Note 4) – long-term portion	$-	$2,500,000
Total long-term liabilities	$-	$2,500,000
Total liabilities	$218,179	$10,098,717

COMMITMENTS AND CONTINGENCIES (Notes 4,5,6 and 8)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,775,000 and 38,275,000 issued and outstanding at February 29, 2008 and August 31, 2007 respectively (Note 7)	38,675	38,275
Paid-in Capital (Notes 7)	22,984,442	22,584,842
Accumulated deficit in the exploration stage	(22,952,858)	(31,167,851)
Accumulated deficit in the development stage	(215,105)	(215,105)
Accumulated other comprehensive income (loss)	928	(12,497)
Total stockholders’ (deficit)	(143,918)	(8,772,336)

Total liabilities and stockholders’ equity	$74,261	$1,326,381

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Statements of Operations and Other Comprehensive Income
(Unaudited)

	Restated Three Months ended February 29, 2008	Three Months ended February 28, 2007	Six Months ended February 29, 2008	Six Months ended February 28, 2007	August 15, 2006 (inception of Exploration Stage) through February 29, 2008
EXPENSES:
Exploration licenses	$1,191,999	$2,000,000	$1,200,000	$3,000,000	$23,052,000
Exploration expenses	-	13,000	-	26,733	50,215
Agent fees	30,000	30,000	30,000	30,000	1,852,500
Professional and consultant fees	77,319	39,532	138,624	40,861	411,039
Stock-based compensation – officers and directors	-	-	-	-	6,975,491
Investor relations	-	25,001	57,708	25,001	131,111
Administrative expenses	16,909	17,620	33,403	64,242	144,788
Total expenses	$1,316,227	$2,124,973	$1,459,735	$3,186,837	$32,617,144

Net loss from operations	$(1,316,227)	$(2,124,973)	$(1,459,735)	$(3,186,837)	$(32,617,144)
Interest expense	(2,280)	(2,390)	(4,679)	(4,469)	(15,121)
Net loss from continuing operations	$(1,318,507)	$(2,127,363)	$(1,464,414)	$(3,191,306)	$(32,632,265)
OTHER INCOME: Cancelation of debt relating to commitments	9,679,407	-	9,679,407	-	9,679,407
Net Income (Loss) before recognition of discontinued operations:	8,360,900	(2,127,363)	8,214,993	(3,191,306)	(22,952,858)

Discontinued Operations:
- Net Loss from terminated subsidiary	-	-	-	-	(68,995)
- Net Loss from Development Stage period	-	-	-	-	(146,110)
Net Income (Loss)	$8,360,900	$(2,127,363)	$8,214,993	$(3,191,306)	$(23,167,963)
Income (Loss) per common share, basic and diluted	$0.22	$(0.07)	$0.21	$(0.10)
Weighted average shares outstanding basic and diluted	38,404,834	32,343,826	38,404,834	32,343,826

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)	$8,360,990	$(2,127,363))	$8,214,993	$(3,161,306)	$(23,167,963)
Foreign currency translation adjustment	395	-	13,425	-	928
Total Other Comprehensive Income (Loss)	$8,361,295	$(2,127,363)	$8,228,418	$(3,161,306)	$(23,167,035)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

	Restated Six Months ended February 29, 2008	Six Months ended February 28, 2007	Restated August 15, 2006 (inception of Exploration Stage) through February 29, 2008
Cash flows from operating activities:
Net Income (Loss) for the period	$8,214,993	$(3,191,306)	$(22,952,858)
Reconciling adjustments:
Cancelation of debt relating to commitments	(9,679,407)	-	(9,679,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities:
Subscription receivable	1,000,000	-	-
Prepaid expenses	(6,416)	(7,000)	(6,416)
Commitments payable	-	-	9,679,407
Accounts payable and accrued liabilities	(148,194)	144,684	43,718
Net cash provided (used) by operating activities	(619,024)	(3,053,622)	(22,915,556)
Cash flows from discontinued operating activities:
- Net loss from terminated subsidiary	-	-	(68,995)
- Net loss from Development Stage period	-	-	(146,110)
- Accrued interest on shareholder loans	-	-	8,761
- Depreciation	-	-	318
- Prepaid expenses	-	-	9,500
- Accounts payable and accrued liabilities	-	-	(9,220)
- Purchase (sale) of property and equipment	-	-	(318)
- Common stock issued for cash	-	-	31,266
- Common stock issued for debt conversion	-	-	10,000
- Loans by shareholders	-	-	152,689
Net cash provided (used) by discontinued operating activities:	-	-	(12,109)
Cash flows from financing activities:
Common stock issued for cash	400,000	3,000,000	7,193,860
Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500
Loans from shareholders	(52,937)	53,550	12,659
Net cash provided by financing activities	347,063	3,053,550	22,994,510
Effect of foreign currency translation	13,425	-	928

Net increase (decrease) in cash	(258,536)	(72)	67,773

Cash, beginning of period	326,381	72	72

Cash, end of period	$67,845	$-	$67,845

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

Restated Supplemental Disclosure of Non-cash Investing and Financing Activities (unaudited)

	Six Months ended February 29, 2008	Six Months ended February 28, 2007	Exploration Stage August 15, 2006 through February 29, 2008

Cancelation of debt relating to commitments	(9,679,407)	-	(9,679,407)

Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500

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

NOTE 2 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has a loss from continuing operations  for the six month period ended February 29, 2008 of $(1,464,414) and has accumulated operating losses since its inception. Additionally the Company has a deficit in working capital and stockholders equity and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

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

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Financial Commitments

The Company’s remaining commitments under its Agreements referenced in NOTE 3 are as follows:

PART ONE – Monetary Commitments:

Project Item	Installments Required	Payments Made	Balance Due	Deadlines

Jinjishan Agreement commitments:
- initial payment	$1,792,593	$1,792,593	$ Nil	August 29, 2007
- installment one (1)	507,407	-	507,407	October 1, 2007
- installment two (2)	500,000	-	500,000	March 1, 2008
- installment three	500,000	-	500,000	October 1, 2008

Sub-total	$3,300,000	$1,792,593	$1,507,407

Loning Agreement commitments:
- initial payment	$400,000	$400,000	$ Nil	August 29, 2007
- installment one (3)	110,000	27,454	82,546	March 1, 2008
- installment two (4)	500,000	-	500,000	September 30, 2008
- installment three (4)	500,000	-	500,000	September 30, 2009

Sub-total	$1,510,000	$427,454	$1,082,546

Fuding Agreement commitments:
- initial payment	$2,730,000	$2,730,000	$ Nil	August 29, 2007
- installment one (5)	1,270,000	1,270,000	Nil	October 1, 2007
- installment two (6)	2,000,000	102,546	1,897,454	March 1, 2008
- installment three	2,000,000	-	2,000,000	June 1, 2008
- installment four	2,000,000	-	2,000,000	October 1, 2008

Sub –total	$10,000,000	$4,102,546	$5,897,454

Grand Totals		$6,322,593	$8,487,407

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

(4) The final two payments included in the Loning Agreement of $500,000 are not due to WFEI, but are instead agreed to be spent by ADG for exploration expenses to develop the Loning Property
(5)    On August 29, 2007and September 14, 2007 the Company made payments of $172,546 and $800,000 respectively toward Fuding commitment installment one which was due October 1, 2007. These payments totaled $972,546 and were not sufficient to meet the full amount of Fuding commitment installment one prior to October 1, 2007. As such, the Company was in default as to $297,454 regarding the Fuding Agreement as of the quarter ended November 30, 2007. During the quarter ended February 29, 2008, on January 14, 2008 the Company completed payment of the remaining $297,454 regarding Fuding installment one.

(6)    During the quarter ended February 29, 2008, on January 14, 2008 the Company made a payment of $102,546 toward Fuding installment two. Subsequent to February 29, 2008, the Company did not complete full payment of installment two of the Fuding commitment prior to the deadline on March 1, 2008 and is in default as to $1,897,454 toward the Fuding (Revised) Agreement.

NOTE 5 – Shareholder Loan

At February 29, 2008, the Company had one shareholder loan outstanding from a related party of $189,582, which included $4,679 of accrued interest for the six month period. This loan is uncollateralized and has no fixed repayment dates. During the six months ended February 29, 2008 a repayment of $52,937 was made toward this shareholder loan.

NOTE 6 – Related Party Transactions

During the six months ended February 29, 2008 related party transactions include: (i) Note 5 shareholder loan activity; (ii) payment of $20,000 in legal fees to Karlsson Law Corporation, of which our CEO is principal; (iii) the provision of office facilities by our CEO for no charge; and (iv) the payment of a $75,000 payable to our CEO for consulting fees recorded in fiscal 2007. Additionally, one of our independent directors visited our exploration sites in China on a geological consulting basis for which he received fees of $32,805 and reimbursement for expenses of $14,401.

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

NOTE 9 – Restatement of Previously Filed Financial Statements

Parts of the financial statements included herein have been restated to reflect corrections to expense items in the Report on Form 10-Q originally filed for the three month period ended February 29, 2008. Exploration license expense was understated by $791,999. All expenses were properly recorded in the six month data previously provided and these changes did not result in any prior period adjustments.

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

The table below shows the impact of this adjustment on the Statement of Operations.

QUARTER TWO 2008 (Three months ended February 29, 2008)	Originally Reported Three Months Ended February 29, 2008	Adjustments	Restated Three Months Ended February 29, 2008

Exploration licenses	$400,000	$791,999	$1,191,999
Total	$400,000	$791,999	$1,191,999

Net Income	$9,152,899	$(791,999)	$8,360,900
Earnings per common share, basic and diluted	$0.24	$(0.02)	$0.22

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

Map of Locations

Report on Form 10-Q/A Update:

Parts of the financial statements included herein have been restated to reflect corrections to expense items in the Report on Form 10-Q originally filed for the three month period ended February 29, 2008. All expenses were properly recorded in the six month data previously provided and these changes did not result in any prior period adjustments.

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
- Administrative Expenses

Exploration Licenses

Expenditures recorded for Exploration Licenses were $1,191,999 and $1,200,000 respectively for the three and six month periods ended February 29, 2008 compared to $2,000,000 and $3,000,000 for the comparable periods ended February 28, 2007. For the Exploration Stage, costs for Exploration Licenses totaled $23,052,000. These costs included cash payments made to World Fortune Enterprises Inc. (“WFEI”), and WFEI and its nominees in the case of share based payments, toward the purchase of exploration licenses for certain properties in China described in Notes 3 and 4 of the financial statements included in this Report. We anticipate these expenses will increase over the next twelve months as we implement our business plans.

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

Professional and Consultant Fees

Professional & Consultant Fees are comprised of consulting fees charged by our CEO and directors and fees for accounting, audit, legal and other professionals. During the three and six month periods ended February 29, 2008, these fees were $77,319 and $138,624 respectively versus $39,532 and 40,861 for the comparable prior year periods. For the Exploration Stage, these costs totaled $411,039. We anticipate Professional & Consultant Fees will increase moderately in the upcoming twelve months as we implement our business plans.

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

Administrative Expenses

Administrative Expenses were $16,909 and $33,403 for the three and six month periods ended February 29, 2008 versus $17,620 and $64,242 for the comparable prior year periods. For the Exploration Stage, Administrative Expenses totaled $144,788. These expenses are composed of travel, Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will increase substantially in the upcoming year as we implement our business plans.

Net Income (Loss)

We incurred net operating losses from continuing operations, before taking into account Other Income, for the three and six month periods ended February 29, 2008 of $(1,318,507) and $(1,464,414) versus $(2,127,363) and $(3,191,306) for the comparable prior year periods. The Net Loss from continuing operations for the Exploration Stage, before taking into account Other Income, was $(32,632,265).

After taking into account Other Income generated by the cancellation of debt relating to commitments, we recorded Net Income for the three and six month periods ended February 29, 2008 of $8,360,900 and $8,214,993 and recorded a Net Loss for the Exploration Stage of $(23,167,963). These numbers translated to earnings per share, basic and fully diluted, of $0.22 and $0.21 for the three and six month periods ended February 29, 2008 versus net losses per share, basic and fully diluted, of $(0.07) and $(0.10) for the comparative prior year periods.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business. The Company’s principal sources of liquidity as of February 29, 2008, consisted of cash resources of $67,845, prepaid expenses of $6,416 and a shareholder loan from our President. Under the shareholder loan, loan advances to or on behalf of ADG, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG is required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $184,903 as of February 29, 2008.  Since Exploration Stage inception through to and including February 29, 2008, we have executed cash sales of our common shares totaling $7,193,860 through private placements.

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

ITEM 5. OTHER INFORMATION

There is no other information to record under this Item.

ITEM 6. EXHIBITS

Number	Exhibit Description

10.1	Jinjishan (Revised) Agreement*

10.2	Loning (Revised) Agreement*

10.3	Fuding (Revised) Agreement*

31.1	Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as exhibits to our quarterly report for QII-08 on Form 10-Q filed April 21, 2008 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ASIAN DRAGON GROUP INC.

/s/ John Karlsson
John Karlsson
President and CEO, CFO, Principal Accounting Officer, Secretary and Treasurer, Director
and Board Chair

Dated: October 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John Karlsson
John Karlsson	President & CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director and Board Chair	October 2, 2008