Form 10-K
period 2008-08-31
ASIAN DRAGON GROUP INC.
filed 2009-01-16
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended August 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO ________________

Commission File # 000-52268

ASIAN DRAGON GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0418754
(IRS Employer Identification Number)

Suite 108 - 1312 North Monroe Street, Washington, USA  99201
(Address of principal executive offices)            (Zip Code)

(509) 252-8428
(Registrant’s telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:   Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:   Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

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

Based on the closing price on December 12, 2008 of $0.05, the aggregate market value of the 33,325,000 common shares held by non-affiliates was $1,666,250.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 38,775,000 Common shares were outstanding as of December 12, 2008.

 Documents incorporated by reference: None

ii

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

PART I
ITEM 1.	Description of Business	1
ITEM 1A.	Risk Factors	2
ITEM 1B.	Unresolved Staff Comments	5
ITEM 2.	Properties	6
ITEM 3.	Legal Proceedings	6
ITEM 4.	Submission of Matters to Vote of Security Holders	6
PART II
ITEM 5.	Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	6
ITEM 6.	Selected Financial Data	7
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	9
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	12
ITEM 8.	Financial Statements and Supplementary Data:	13
	Reports of Independent Registered Public Accounting Firms	14 to 15
	Consolidated Balance Sheets at August 31, 2008 and August 31, 2007	16
	Consolidated Statements of Operations for the years ended August 31, 2008 and August 31, 2007 and the Exploration Stage Period of August 15, 2006 to August 31, 2008	17
	Consolidated Statement of Stockholders’ Equity	18
	Consolidated Statements of Cash Flows for the years ended August 31, 2008 and August 31, 2007 and the Exploration Stage Period of August 15, 2006 to August 31, 2008	19 to 20
	Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities	20
	Notes to Financial Statements	21 to 41
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
ITEM 9A.	Controls and Procedures	43
ITEM 9B.	Other Information	45
PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	46
ITEM 11.	Executive Compensation	48
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	50
ITEM 14.	Principal Accounting Fees and Services	51
PART IV
ITEM 15.	Exhibits, Financial Statements Schedules	52

SIGNATURES		53

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Asian Dragon was established to develop projects which focus on China’s growing precious and base metals reserves and markets.

Investors should be aware there is no assurance that a commercially viable mineral deposit exists on any of the properties for which we are purchasing exploration licenses, and that further exploration

The Company is currently evaluating new opportunities and plans to develop a new strategic plan based in the mineral exploration industry.

Background

Asian Dragon Group Inc. was incorporated in Nevada on June 11, 2003 and on August 10, 2006 filed Articles of Amendment with the Nevada Secretary of State to change its name to Asian Dragon Group Inc.

On April 10, 2008 the Company incorporated a British Columbia company named Asian Dragon Silver Inc. (“ADSI”) as a wholly owned subsidiary. The financial statements of the Company are presented on a consolidated basis and include all accounts of both the Company and its subsidiary. (Hereinafter the combined company may be collectively referred to: “Asian Dragon”, “ADG”, “we”, the “Registrant”, or the “Company”)

Effective December 2, 2008, the Company determined it would be unable to raise sufficient capital to meet contractual payment obligations under three exploration property purchase agreements it had entered. As such, the Board approved a resolution which authorized the Company to abandon its current exploration initiatives in China and cancel the Agreements it had signed with World Fortune Enterprise Inc., such cancellations to be effective December 2, 2008. Additionally, the Company cancelled the FGLW-XWG Transfer Agreement (dated April 30, 2008) which had assigned some of the Company’s rights under the Fuding (Revised) Agreement to its subsidiary Asian Dragon Silver Inc., such cancellation was also effective December 2, 2008.

Although the Agreement cancellations referenced in the paragraph above were executed subsequent to the year ended August 31, 2008, management elected to record the effect of these cancellations in these financial statements for the year ended August 31, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended August 31, 2008, the Company had a Net Loss from Operations of $(1,534,266). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company does not presently have any other material property investments.

Office Premises
Asian Dragon’s office is located at suite 108 – 1312 North Monroe Street, Spokane, Washington 99201 and is rented on a monthly basis.

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

Quarter Ended:	High Trade	Low Trade	Closing Trade

May 31, 2006	$0.40	$0.00	$0.40
August 31, 2006	1.55	$1.01	$1.01

November 30, 2006	$4.75	$0.51	$4.24
February 28, 2007	7.00	3.00	4.95
May 31, 2007	6.25	2.50	3.40
August 31, 2007	4.95	1.70	2.13

November 30, 2007	$1.24	$1.24	$1.24
February 28, 2008	0.77	0.70	0.70
May 31, 2008	0.33	0.33	0.33
August 31, 2008	0.12	0.12	0.12

Shareholders

On December 12, 2008, there were 32 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On January 14, 2008, the Company issued 500,000 shares of its common stock in a private offering  to a corporation at $0.80 per share for aggregate proceeds of $400,000.  These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”). The Company did not engage in any general solicitation or advertising regarding these shares.

ITEM 6.  SELECTED FINANCIAL DATA

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004
	$	$	$	$	$
Operating Revenue:
Quarter I - Three Months to November 30	-	-	n/a	n/a	n/a
Quarter II - Three Months to February 28	-	-	n/a	n/a	n/a
Quarter III- Three Months to May 31	-		n/a	n/a	n/a
Full Year – Twelve Months to August 31	-	-	-	n/a	n/a

ITEM 6.  SELECTED FINANCIAL DATA (continued)

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004
	$	$	$	$	$
Other Income – cancellation of debt (non-cash adjustment):
Quarter I - Three Months to November 30	n/a	n/a	n/a	n/a	n/a
Quarter II - Three Months to February 28	9,679,407	n/a	n/a	n/a	n/a
Quarter III- Three Months to May 31	n/a	n/a	n/a	n/a	n/a
Full Year – Twelve Months to August 31	n/a	n/a	n/a	n/a	n/a

Income/(Loss) from continuing operations:
Quarter I - Three Months to November 30	(145,907)	(1,063,943)	n/a	n/a	n/a
Quarter II - Three Months to February 28	8,360,900	(2,127,363)	n/a	n/a	n/a
Quarter III- Three Months to May 31	(45,247)	(1,536,105)	n/a	n/a	n/a
Full Year – Twelve Months to August 31	8,135,514	(31,166,427)		n/a	n/a

Earnings/(Loss) per share continuing operations:
Quarter I - Three Months to November 30	0.00	(0.03)	n/a	n/a	n/a
Quarter II - Three Months to February 28	0.22	(0.07)	n/a	n/a	n/a
Quarter III- Three Months to May 31	0.00	(0.05)	n/a	n/a	n/a
Full Year – Twelve Months to August 31	0.21	(0.95)	(1,424)	n/a	n/a

(Loss) from discontinued operations:
Quarter I - Three Months to November 30	n/a	n/a	(27,091)	(15,943)	(243)
Quarter II - Three Months to February 28	n/a	n/a	(16,449)	(23,197)	(4,131)
Quarter III- Three Months to May 31	n/a	n/a	(16,050)	(21,150)	(15,971)
Full Year – Twelve Months to August 31	n/a	n/a	(91,735)	(83,651)	(39,413)

(Loss) per share – discontinued operations:
Quarter I - Three Months to November 30	n/a	n/a	0.00	0.00	0.00
Quarter II - Three Months to February 28	n/a	n/a	0.00	0.00	0.00
Quarter III- Three Months to May 31	n/a	n/a	0.00	0.00	0.00
Full Year – Twelve Months to August 31	n/a	n/a	0.00	0.00	0.00

Cash:
Quarter I - Three Months to November 30	161,722	-	2,318	7,316	15,656
Quarter II - Three Months to February 28	67,845	-	1,139	6,226	30,510
Quarter III- Three Months to May 31	12,617	12,971	418	6,233	35,141
Full Year – Twelve Months to August 31	4,423	326,381	72	1,205	13,351

Total assets:
Quarter I - Three Months to November 30	179,027	2,003	4,231	13,485	16,013
Quarter II - Three Months to February 28	74,261	9,003	2,678	8,813	32,531
Quarter III- Three Months to May 31	34,012	24,067	1,418	8,315	37,235
Full Year – Twelve Months to August 31	8,745	1,326,381	2,075	4,012	15,582

ITEM 6.  SELECTED FINANCIAL DATA (continued)

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004
	$	$	$	$	$

Commitments payable - current portion:
Quarter I - Three Months to November 30	6,387,408	-	n/a	n/a	n/a
Quarter II - Three Months to February 28	-	-	n/a	n/a	n/a
Quarter III- Three Months to May 31	-	-	n/a	n/a	n/a
Full Year – Twelve Months to August 31	-	7,179,407	n/a	n/a	n/a

Commitments payable – long term portion:
Quarter I - Three Months to November 30	2,500,000	-	n/a	n/a	n/a
Quarter II - Three Months to February 28	-	-	n/a	n/a	n/a
Quarter III- Three Months to May 31	-	-	n/a	n/a	n/a
Full Year – Twelve Months to August 31	-	2,500,000	n/a	n/a	n/a

Total stockholders’ equity (deficit):
Quarter I - Three Months to November 30	(8,905,213)	(239,206)	(109,195)	(15,097)	(641)
Quarter II - Three Months to February 28	(143,918)	(366,569)	(125,743)	(44,090)	12,511
Quarter III- Three Months to May 31	(189,667)	(402,523)	(142,020)	(59,103)	10,347
Full Year – Twelve Months to August 31	(223,848)	(8,772,336)	(175,263)	(82,104)	15,582

Total liabilities and stockholders’ equity (deficit):
Quarter I - Three Months to November 30	179,027	2,003	4,231	13,485	16,013
Quarter II - Three Months to February 28	74,261	9,003	2,678	8,813	32,531
Quarter III- Three Months to May 31	34,012	24,067	1,418	8,315	37,235
Full Year – Twelve Months to August 31	8,745	1,326,381	2,075	4,012	1,547

Cash dividends per share:
Quarter I - Three Months to November 30	-	-	-	-	-
Quarter II - Three Months to February 28	-	-	-	-	-
Quarter III- Three Months to May 31	-	-	-	-	-
Full Year – Twelve Months to August 31	-	-	-	-	-

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of ADG during the years ended August 31, 2008 and August 31, 2007 and the Exploration Stage Period of August 15, 2006 to August 31, 2008 (the “Exploration Stage”).

Revenues

ADG did not earn revenues during the periods included in the financial statements in this report.

Other Income - Cancellation of Debt (non-cash adjustment)

On April 14, 2008 with the mutual consent of World Fortune Enterprise Inc. (“WFEI”), the Jinjishan Agreement, Loning Agreement, and Fuding Agreement were replaced with the “Jinjishan (Revised) Agreement”, “Loning (Revised) Agreement”, and “Fuding (Revised) Agreement”, respectively.  In these revised agreements, WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, which had been recorded as a total of $9,679,407 at August 31, 2007.  This resulted in a non-cash income adjustment to our financial statements.

Expenses

Our operating expenses are classified into seven categories:

- Exploration Licenses
- Exploration Expenses
- Agent Fees
- Professional and Consultant Fees
- Stock Based Compensation – officers and directors
- Investor Relations
- Administrative Expenses

Exploration Licenses
Costs for Exploration Licenses for the year ended August 31, 2008 totaled $1,200,000 compared with $21,852,000 for the year ended August 31, 2007. For the Exploration Stage, costs for Exploration Licenses totaled $23,052,000. These costs included cash and share based payments made to WFEI and WFEI or its nominees in the case of share based payments, toward the purchase of exploration licenses for certain properties in China. We cannot currently project the level of these expenses for fiscal 2009, but expect them to be minimal.

Exploration Expenses
Exploration Expenses for the year ended August 31, 2008 totaled $Nil compare to $50,215 for the year ended August 31, 2007. Expenses for the Exploration Stage totaled $50,215. These expenses were comprised of costs for geological services. We cannot currently project the level of these expenses for fiscal 2009, but expect them to be minimal.

Agent Fees
Agent Fees for the year ended August 31, 2008 totaled $30,000 compared to $1,822,500 for the year ended August 31, 2007. Agent Fees totaled $1,852,500 for the Exploration Stage. These payments were made to WFEI for the sourcing of exploration property opportunities in China. We cannot currently project the level of these expenses for fiscal 2009, but expect them to be minimal.

Professional and Consultant Fees
Professional & Consultant Fees are comprised of fees for work performed by accounting, audit and legal professionals. During the year ended August 31, 2008 these fees totaled $180,041 compared with $271,414 for the year ended August 31, 2007. For the Exploration Stage, these costs totaled $452,455. We anticipate Professional & Consultant Fees will decrease substantially in the upcoming year.

Stock Based Compensation – officers and directors
Stock Based Compensation expense totaled $Nil for the year ended August 31, 2008 compared with $6,975,491 for the year ended August 31, 2007. For the Exploration Stage, Stock Based Compensation totaled $6,975,491. We project stock based compensation expenses will be $Nil in the coming year.

Investor Relations
Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the year ended August 31, 2008 these expenses totaled $61,536 versus $73,403 for the year ended August 31, 2007. For the Exploration Stage, Investor Relations expenses totaled $134,939. We anticipate Investor Relations expenses will decrease substantially in the upcoming year.

Administrative Expenses
Administrative Expenses were $62,649 for the year ended August 31, 2008 compared with $111,314 during the year ended August 31, 2007. For the Exploration Stage, Administrative Expenses totaled $174,035. These expenses are composed of travel, Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will decrease substantially in the upcoming year.

Net Income (Loss)

Before taking into account Other Income, we incurred net losses from operations  of $(1,534,266) for the year ended August 31, 2008 compared to $(31,166,337) for the year ended August 31, 2007. The Net Loss from operations for the Exploration Stage was $(32,691,635).

After taking into account Other Income including the cancellation of debt relating to commitments, we recorded a Net Income from continuing operations of $8,135,514 for the year ended August 31, 2008 compared to a Net Loss from continuing operations of $(31,166,427) for the year ended August 31, 2007. The comparable Net Loss from continuing operations for the Exploration Stage was $(23,032,337). These adjusted numbers translated to earnings per share, basic and fully diluted, of $0.21 for the year ended August 31, 2008 compared with a net loss per share, basic and fully diluted, of $(0.95) for the year ended August 31, 2007.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business. The Company’s principal sources of liquidity as of August 31, 2008, consisted of cash resources of $4,423 and a shareholder loan from our President. Under the shareholder loan, loan advances to or on behalf of ADG, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG is required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $194,243 including accrued interest as of August 31, 2008.

Since Exploration Stage inception through to and including August 31, 2008, we have executed cash sales of our common shares totaling $7,193,860 through private placements.

 Contractual Obligations

Subsequent to the cancellation of property agreement with WFEI, the Company has no material contractual obligations outstanding.

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

Employees

As of August 31, 2008, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

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

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of auditors, are as follows:

INDEX TO
FINANCIAL STATEMENTS

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
Asian Dragon Group Inc. and Subsidiary (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Asian Dragon Group Inc. and subsidiary (An Exploration Stage Company) as of August 31, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. We did not audit the statements of operations, stockholders’ equity, and cash flows for the year ended August 31, 2007 or for the period from August 15, 2006 through August 31, 2007. Those financial statements were audited by other auditors whose reports have been furnished to us. Our opinion on the statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended August 31, 2007 and for the period from August 15, 2006 to August 31, 2007 is based solely upon the report of other auditors. Asian Dragon Group Inc. and subsidiary’s (An Exploration Stage Company) management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asian Dragon Group Inc. and subsidiary (An Exploration Stage Company) as of August 31, 2008 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Asian Dragon Group Inc. and subsidiary will continue as a going concern. As disclosed in the consolidated financial statements and notes to the consolidated financial statements, Asian Dragon Group Inc. and subsidiary will need additional working capital for its planned activity and to service its debt. This raises substantial doubt about Asian Dragon Group Inc and subsidiary’s ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result for the outcome of this uncertainty.

/s/ Madsen & Associates CPAs, Inc.
Madsen & Associates CPAs, Inc.
December 11, 2008
Salt Lake City, Utah

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
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

December 12, 2007 (Except for Note 12 which is as of September 8, 2008)

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	Year ended August 31, 2008	Year ended August 31, 2007

ASSETS

CURRENT ASSETS
Cash (Note 2)	$4,423	$326,381
Prepaid expenses	4,322	-
Accounts receivable	-	-
Subscription receivable (Note 8)	-	1,000,000
Total current assets	8,745	1,326,381

Total assets	$8,745	$1,326,381

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Commitments payable (Note 5) – current portion	$-	$7,179,407
Accounts payable	3,675	66,470
Account payable - related party ( Note 7)	-	75,000
Accrued liabilities	10,750	40,000
Note payable (Note 6)	23,925
Shareholder loans (Notes 6 and 7)	194,243	237,840
Total current liabilities	$232,593	$7,598,717

LONG-TERM LIABILITIES
Commitments payable (Note 5) – long-term portion	$-	$2,500,000
Total long-term liabilities	$-	$2,500,000

Total liabilities	$232,593	$10,098,717

COMMITMENTS AND CONTINGENCIES (Notes 2 to 13)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,775,000 and 38,275,000 issued and outstanding at August 31, 2008 and August 31, 2007 respectively (Notes 2 and 8).	38,775	38,275
Paid-in Capital (Notes 8 and 9)	22,984,342	22,584,842
Accumulated deficit in the exploration stage	(23,032,337)	(31,167,851)
Accumulated deficit	(215,105)	(215,105)
Accumulated other comprehensive income (loss) (Note2)	477	(12,497)
Total stockholders’ (deficit)	(223,848)	(8,772,336)

Total liabilities and stockholders’ equity	$8,745	$1,326,381

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations

	Year ended August 31, 2008		Year ended August 31, 2007		Exploration Stage August 15, 2006 through August 31, 2008

EXPENSES:
Exploration licenses		$1,200,000		$21,852,000	$23,052,000
Exploration expenses		-		50,215	50,215
Agent fees		30,000		1,822,500	1,852,500
Professional and consultant fees		180,041		271,414	452,455
Stock-based compensation – officers and directors		-		6,975,491	6,975,491
Investor relations		61,536		73,403	134,939
Administrative expenses		62,649		111,314	174,035
Total expenses		$1,534,226		$31,156,337	$32,691,635

Net loss from operations		$(1,534,266)		$(31,156,337)	$(32,691,635)

OTHER INCOME (EXPENSE):
Cancelation of debt relating to commitments		9,679,407		-	9,679,407
Interest expense		(9,667)		(10,090)	(20,109)
Net Income (Loss) from continuing operations:		8,135,514		(31,166,427)	(23,032,337)

Net loss from discontinued operations (Note 12) :
– terminated subsidiary		-		-	(68,995)
– change from Development to Exploration Stage		-		-	(146,110)
Net loss from discontinued operations		-		-	(215,105)

Net Income (Loss)		$8,135,514		$(31,166,427)	$(23,247,442)

Loss per common share (Note 2), basic and diluted from discontinued operations:	$	n/a	$	n/a
Earnings (Loss) per common share (Note 2), basic and diluted from continuing operations:		$0.21		$(0.95)
Weighted average shares outstanding , basic and diluted (Notes 2 and 8)		38,591,438		32,867,467

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)		$8,135,514		$(31,166,427)	$(23,247,442)
Foreign currency translation adjustment		12,974		(12,497)	477
Total other comprehensive income (loss)		$8,148,488		$(31,178,924)	$(23,246,965)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Shares	Common Stock	Discount on Common Stock	Paid-in Capital	Accumulated Deficit	Deficit Accumulated during Exploration Stage		Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity (Deficit)
Opening Stock balance	19,315,000	$19,315	$(7,309)	$29,260	$—		$—		$—	$—
To give effect to 4 for 1 stock dividend May 25, 2006	77,260,000	$—	$—	$—	$—		$—		$—	$—
Balance, August 31, 2004	96,575,000	$19,315	$(7,309)	$29,260	$(39,719)	$			$—	$1,547
Net loss relating to discontinued operations - terminated subsidiary	—	$—	$—	$—	$(26,583)		$—		$—	$(26,583)
- change from Development Stage to Exploration Stage	—	$—	$—	$—	$(57,068)		$—		$—	$(57,068)
Balance, August 31, 2005	96,575,000	$19,315	$(7,309)	$29,260	$(123,370)		$—		$—	$(82,104)
Cancellation of common shares August 8, 2006	(64,550,000)	$12,710	$7,309	$(20,019)	$—		$—		$—	$—
Net loss relating to discontinued operations: - terminated subsidiary	—	$—	$—	$—	$(24,720)		$—		$—	$(24,720)
- change from Development Stage to Exploration Stage	—	$—	$—	$—	$(67,015)		$—		$—	$(67,015)
Net loss Exploration Stage	—	$—	$—	$—	—		$(1,424)	$		$(1,424)
Balance, August 31, 2006	32,025,000	$32,025	$—	$9,241	$(215,105)		$(1,424)		$—	$(175,263)
Common shares issued for cash at $4.00 per share November 6, 2006	250,000	$250	$—	$999,750	$—		$—		$—	$1,000,000
Common shares issued for cash at $5.00 per share December 18, 2006	400,000	$400	$—	$1,999,600	$—		$—		$—	$2,000,000
Common shares issued for cash at $5.00 per share April 2, 2007	300,000	$300	$—	$1,499,700	$—		$—		$—	$1,500,000
Common shares issued as compensation and expensed at $2.30 per share June 15, 2007	500,000	$500	$—	$1,149,500	$—		$—		$—	$1,150,000
Common shares issued for cash at $2.22 per share June 18, 2007	450,000	$450	$—	$998,550	$—		$—		$—	$999,000
Common shares issued as Agent fees and expensed at $2.35 per share August 29, 2007	3,750,000	$3,750	$—	$8,808,750	$—		$—		$—	$8,812,500
Additional Paid-In Capital relating to options expensed at $2.13 per share August 31, 2007	—	$—	$—	$5,825,491	$—		$—		$—	$5,825,491
Common shares issued for cash at $2.1581 per share August 31, 2007	600,000	$600	$—	$1,294,260	$—		$—		$—	$1,294,860
Foreign currency translation adjustment for year ended August 31, 2007									(12,497)
Net loss for year ended August 31, 2007	—	$—	$—	$—	$—		$(31,166,427)		$—	$(31,178,924)
Balance, August 31, 2007	38,275,000	$38,275	$—	$22,584,842	$(215,105)		$(31,167,851)		$(12,497)	$(8,772,336)
Common shares issued for cash at $080 per share January 14, 2008	500,000	$500	$—	$399,500	$—		$—		$—	$400,000
Foreign currency translation adjustment for year ended August 31, 2008									12,974
Net loss for year ended August 31, 2008	—	$—	$—	$—	$—		$8,135,514		$—	$8,148,488
Balance, August 31, 2008	38,775,000	$38,775	$—	$22,984,342	$(215,105)		$(23,032,337)		$477	$(223,848)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Year ended August 31, 2008	Year ended August 31, 2007	Exploration Stage August 15, 2006 through August 31, 2008
Cash flows from operating activities:
Net Income (Loss) for period	$8,135,514	$(31,166,427)	$(23,247,442)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	9,339	10,090	19,781
Accrued interest on Note payable	328	-	328
Common stock issued for compensation	-	1,150,000	1,150,000
Additional Paid-In Capital relating to Options – compensation expense	-	5,825,491	5,825,491
Common stock issued for license fee payments	-	7,050,000	7,050,000
Common stock issued for agent fee payments	-	1,762,500	1,762,500
Net change in operating assets and liabilities:
Accounts receivable	-	2,003	-
Subscription receivable	1,000,000	(1,000,000)	-
Prepaid expenses	(4,322)	-	(4,065)
Commitments payable	(9,679,407)	9,679,407	-
Accounts payable and accrued liabilities	(167,045)	165,934	14,425
Net cash provided (used) by operating activities	(705,593)	(6,521,002)	(7,428,982)

Cash flows from discontinued operations:	-	-
Net cash provided (used) by discontinued operating activities:
- Net loss from terminated subsidiary	-	-	(68,995)
- Net loss from Development Stage period	-	-	(146,110)
- Accrued interest on shareholder loans	-	-	8,761
- Depreciation	-	-	318
- Prepaid expenses	-	-	9,500
- Accounts payable and accrued liabilities	-	-	(9,220)
- Stock issued shareholder debt conversion	-	-	10,000
Sub-total	-	-	(195,746)
Net cash provided by discontinued operations investing activities:
- Purchase (sale) of property and equipment	-	-	(318)
Sub-total	-	-	(318)
(continued)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows
(continued)
Net cash provided by discontinued operations financing activities:
- Common stock issued for cash			31,266
- Loans by stockholders			152,689
Sub-total	-	-	183,955
Net cash provided (used) by discontinued operations:	-	-	(12,109)

Adjustment for Net loss from terminated subsidiary			68,995
Adjustment for Net loss from Development Stage period			146,110
Net adjustments	-	-	215,105

Cash flows from financing activities:
Common stock issued for cash	400,000	6,793,860	7,193,860
Loans by stockholders	(52,936)	65,948	12,660
Note payable	23,597	-	23,597
Net cash provided by financing activities	370,661	6,859,808	7,230,117

Effect of foreign currency translation	12,974	(12,497)	220

Net increase (decrease) in cash	(321,958)	326,309	4,351

Cash, beginning of period	326,381	72	72

Cash, end of period	$4,423	$326,381	$4,423

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities

	Year ended August 31, 2008	Year ended August 31, 2007	Exploration Stage August 15, 2006 through August 31, 2008

Common stock issued for compensation	-	1,150,000	1,150,000
Additional Paid-In Capital relating to Options	-	5,825,491	5,825,491
Common stock issued for license fee payments	-	7,050,000	7,050,000
Common stock issued for agent fee payments	-	1,762,500	1,762,500
TOTALS	-	15,787,991	15,787,991

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 1 – Nature of Business and Operations

Asian Dragon Group Inc. (“Asian Dragon”, “ADG”, “We”, the “Registrant”, or the “Company”) was incorporated as a Nevada corporation on June 11, 2003. Asian Dragon was established to develop projects which focus on China’s growing precious and base metals reserves and markets.

Effective August 15, 2006, the business of its operating subsidiary, Galaxy Telnet SRL (“Galaxy”), was wound-up and the subsidiary was de-registered as a corporate entity. The termination of Galaxy was an element of the Purchase Agreement executed May 19, 2006 which effected a change of control of the Company. This Purchase Agreement included a term which required a former director to submit 64,550,000 shares he held for cancellation.  Asian Dragon’s August 31, 2006 audited financial statements were presented to reflect the discontinuation of operation of Galaxy Telnet SRL and concurrently the date at which Asian Dragon became an Exploration Stage Company was set as August 15, 2006.

On April 10, 2008 the Company incorporated a British Columbia company named Asian Dragon Silver Inc. (“ADSI”) as a wholly owned subsidiary. The financial statements of the Company are presented on a consolidated basis and include all accounts of both the Company and its subsidiary.

Effective December 2, 2008, the Company determined it would be unable to raise sufficient capital to meet contractual payment obligations under three exploration property purchase agreements it had entered. As such, the Board approved a resolution which authorized the Company to abandon its current exploration initiatives in China and cancel the Agreements it had signed with World Fortune Enterprise Inc., such cancellations to be effective December 2, 2008. Additionally, the Company cancelled the FGLW-XWG Transfer Agreement (dated April 30, 2008) which had assigned some of the Company’s rights under the Fuding (Revised) Agreement to its subsidiary Asian Dragon Silver Inc., such cancellation was also effective December 2, 2008.

The Company is currently evaluating new opportunities and plans to develop a new strategic plan based in the mineral exploration industry.

Our fiscal year end is August 31st.

Exploration Stage Activities

The Company has been in the exploration stage since August 15, 2006 and has not yet realized any revenues from its operations.

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

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

The financial statements reflect the following significant accounting policies:

Exploration Stage Company

The Company is an exploration stage company as defined by SEC Industry Guide 7, and follows the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 7, where applicable. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Exploration Costs and Mineral Property Right Acquisitions

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

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

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

Earnings or (Loss) per Share

Earnings or (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. The denominator in this calculation is adjusted to reflect any stock splits or stock dividends. On May 25, 2006, the Board of Directors authorized a 4 for 1 stock dividend and on August 21, 2004, the Board of Directors authorized a 4-for-1 stock split. All references to stock issued and stock outstanding have been retroactively adjusted as if the stock split and stock dividend had taken place at the earliest date shown. Additionally, on August 8, 2006, the Board of Directors authorized the

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

cancellation of 64,550,000 shares of its common stock which were submitted for cancellation by a former director. This cancellation resulted in the revaluation of share capital as follows: (i) Common Stock was revalued from $19,315 to $32,025, based on par value of $0.001 times the residual float of 32,025,000 common shares; (ii) the previously recorded Discount on Common Stock of $(7,309) was eliminated; and (iii) Paid In Capital was adjusted from $29,260 to $9,241. All references to this stock cancellation have been retroactively adjusted as if the stock cancellation had taken place at the earliest date shown

Diluted loss per share is calculated using the treasury method which requires the calculation of diluted loss per share by assuming that outstanding stock options with an average market price that exceeds the average exercise prices of the options for the year, are exercised and the assumed proceeds are used to repurchase shares of the Company at the average market price of the common shares for the year. An incremental per share effect is then calculated for each option. The denominator of the diluted loss per share formulae is the number common shares outstanding at balance sheet date plus the incremental shares assumed to be issued from treasury for option exercises, less the number of shares assumed to be repurchased, weighted by the period they are assumed to be outstanding. This dilution calculation resulted in zero effect to the weighted average shares outstanding in fiscal 2008.

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

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
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
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred

ASIAN DRAGON GROUP INC. AND SUBSIDIARY.
(An Exploration Stage Company)

Notes to Financial Statements

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

Recent Accounting Pronouncements

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

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

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

Various additional accounting pronouncements have been issued during 2007 and 2008, none of which are expected to have any material effect on the financial statements of the Company.

Other

The Company paid no dividends during the periods presented.

The Company consists of one reportable business segment. The Company has no revenue to report from any customers.

As at year end August 31, 2008 all of the Company's assets with carrying value are located in Canada.

Advertising is expensed as it is incurred.

Certain comparative figures in these statements have been reclassified to conform to current year classifications.

We did not have any off-balance sheet arrangements as at August 31, 2008 or August 31, 2007.

NOTE 3 – Basis of Presentation and Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had an operating loss, prior to Other Income, in the current year of $(1,534,266). Additionally it has accumulated an operating losses since its inception, a deficit in working capital and stockholders equity and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

During the year ended August 31, 2008, we addressed the going concern issue by raising cash of $400,000 through a private placement of our common stock. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

The accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

NOTE 4 – Exploration License Agreements

(The following information dated prior to December 2, 2008 pertains to the fiscal years ended August 31, 2007 and is provided for reference)

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

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

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

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

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

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

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

Effective December 2, 2008, the Company determined it would be unable to raise sufficient capital to meet contractual payment obligations under three exploration property purchase agreements it had entered. As such, the Board approved a resolution which authorized the Company to abandon its current exploration initiatives in China and cancel the Agreements it had signed with World Fortune Enterprise Inc., such cancellations to be effective December 2, 2008. Additionally, the Company cancelled the FGLW-XWG Transfer Agreement (dated April 30, 2008) which had assigned some of the Company’s rights under the Fuding (Revised) Agreement to its subsidiary Asian Dragon Silver Inc., such cancellation was also effective December 2, 2008.

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 5 – Commitments and Contingencies

Exploration License Transfers Contingencies

(The following information prior to December 2, 2008 pertains to the commitments and contingencies which existed during the fiscal years ended August 31, 2007 and August 31, 2006 and is provided for reference)

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

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

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

Effective December 2, 2008, the Company determined it would be unable to raise sufficient capital to meet contractual payment obligations under three exploration property purchase agreements it had entered. As such, the Board approved a resolution which authorized the Company to abandon its current exploration initiatives in China and cancel the Agreements it had signed with World Fortune Enterprise Inc., such cancellations to be effective December 2, 2008. Additionally, the Company cancelled the FGLW-XWG Transfer Agreement (dated April 30, 2008) which had assigned some of the Company’s rights under the Fuding (Revised) Agreement to its subsidiary Asian Dragon Silver Inc., such cancellation was also effective December 2, 2008.

Financial Commitments

The Company’s remaining commitments under its Agreements referenced in NOTE 4 are as follows:

PART ONE – Monetary Commitments:

Commitment Item	Installments Required	Payments Made	Balance Due	Deadlines

Jinjishan (Revised) Agreement:
- initial payment	$1,792,593	$1,792,593	$ Nil	August 29, 2007
- installment one	507,407	-	507,407	October 1, 2007
- installment two	500,000	-	500,000	March 1, 2008
- installment three	500,000	-	500,000	October 1, 2008
Contract Cancellation December 2, 2008			(1,507,407)
Sub-total	$3,300,000	$1,792,593	$Nil
(continued)

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

Loning (Revised) Agreement:
- initial payment	$400,000	$400,000	$	Nil	August 29, 2007
- installment one	110,000	27,454		$82,546	March 1, 2008
- installment two	500,000	-		500,000	September 30, 2008
- installment three	500,000	-		500,000	September 30, 2009
Contract Cancellation December 2, 2008				(1,082,546)
Sub-total	$1,510,000	$427,454	$	Nil

Fuding (Revised) Agreement:
- initial payment	$2,730,000	$2,730,000	$	Nil	August 29, 2007
- installment one	1,270,000	1,270,000	Nil		October 1, 2007
- installment two	2,000,000	102,546		$1,897,454	March 1, 2008
- installment three	2,000,000	-		2,000,000	June 1, 2008
- installment four	2,000,000	-		2,000,000	October 1, 2008
Contract Cancellation December 2, 2008				(5,897,454)
Sub –total	$10,000,000	$4,102,546	$	Nil

Grand Totals		$6,322,593	$	Nil

NOTES:
On April 14, 2008, the Jinjishan Agreement was replaced with the “Jinjishan (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $1,499,407 at August 31, 2007.

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

NOTE 6 – Shareholder Loan and Note Payable

At August 31, 2008, the Company had one shareholder loan outstanding from a related party of $194,243, which included $9,339 of accrued interest for the year. This loan is uncollateralized and has no fixed repayment date and is callable at any time. During the twelve months ending August 31, 2008 this shareholder loan decreased by $52,936, after taking into account accrued interest.

At August 31, 2008, the Company had one Note Payable outstanding of $23,925, which included $328 of accrued interest for the year ended August 31, 2008. This loan is uncollateralized, has no fixed repayment date and is callable at any time.

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 7 – Related Party Transactions

During the year ending August 31, 2008 related party transactions included: (i) the shareholder loan activity recorded in Note 6; (ii) payment of $27,701 in legal fees to Karlsson Law Corporation Inc., of which our CEO is principal; and (iii) the provision of office facilities by our CEO for no charge.

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

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

On June 15, 2007, the Company issued two of its directors 250,000 shares each of its common stock for a total issuance of 500,000 shares. This stock was valued at $2.30 per share, which was the closing price of the stock on the date of issuance. This resulted in a stock based compensation expense of $1,150,000.00. Management considered alternative valuations for this transaction. These alternatives included consideration of the fact that the stock is restricted and subject to Rule 144 of the Securities and Exchange Commission and the market for the stock is a thinly traded market which potentially may not support a block sale of this magnitude. Accounting principles require valuation of such transactions at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  On June 18, 2007 the company closed a private placement of a similar block of shares for cash consideration of $2.22, After considering all factors, management determined the most reliable measurement for pricing the directors stock grants was the closing market price on date of grant of $2.30 per share, but acknowledges that immediate sale in the open market may or may not be feasible.

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

NOTE 9 – Stock Options

On August 8, 2007 the board approved creation of the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of up to 6,905,000 options on 6,905,000 shares of the Company’s common stock, with a maximum exercise period of ten years, to be granted to directors, officers, employees and consultants. During fiscal 2007 the Company granted 3,000,000 stock options to purchase 3,000,000 restricted common shares of Asian Dragon. These options vested immediately and are exercisable at a price of $2.13 per option, expire in 2017, and were recorded as a compensation expense at fair value for the year ended August 31, 2007 at a total cost of $5,825,491.

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

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

A summary of changes in outstanding stock options for the year ended August 31, 2008 is as follows:

	Options Outstanding	Weighted Average Exercise Price

Balance at September 1, 2006	Nil	-
Granted	3,000,000	$2.13
Exercised	Nil	-
Cancelled/expired	Nil	-

Balance at September 1, 2007	3,000,000	-
Granted	Nil	-
Exercised	Nil	-
Cancelled/expired	(500,000)	$2.13

Balance at August 31, 2008	2,500,000	$2.13

The following table summarizes information about the options outstanding at August 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)

$2.13	2,500,000	$2.13	9.0	2,500,000	$2.13	9.0

Totals	2,500,000	$2.13	9.0	2,500,000	$2.13	9.0

NOTE 10 – Concentration Risks

The Company’s bank accounts are held in a Canadian Bank. The Canadian Deposit Security Corporation, which insures bank deposits in Canada, does not insure US Dollar deposits  and the insurable limit of Canadian Dollar deposits is Cdn$100,000. At August 31, 2008, the Company held uninsured cash deposits of US$1,922 and Cdn$2,574.

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 11 – Income Taxes

The Company is subject to federal income taxes in the United States. The Company had no income taxes payable during the reported periods due to net operating losses.

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

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2005	$(83,651)	2025	$29,278	$(29,278)	$—
2006	$(93,159)	2026	$32,606	$(32,606)	$—
2007	$(31,166,427)	2027	$10,908,249	$(10,908,249)	$—
2008	$8,135,514	2028	$(2,847,430)	$2,847,430	$—
	$(23,207,723)		$8,122,703	$(8,122,703)	$—

The total valuation allowance for the year ended August 31, 2008 is $(8,122,703) which decreased by $(2,847,430) for the reported period.

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
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

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
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

The components of the Development Stage period discontinued operations are:

	Period from September 1, 2005 to August 15, 2006	Year Ended August 31, 2005	June 11, 2003 (inception) through August 15, 2006

EXPENSES:
Professional & consultant Fees	51,427	44,566	110,205
Administrative expenses	9,740	10,280	27,657
Total expenses	$61,167	$54,846	$137,862
Net (loss) from operations	$(61,167)	$(54,846)	$(137,862)
Interest expense	(5,535)	(1,753)	(7,473)
Recognition of foreign currency translation adjustments	(313)	(469)	(775)
Discontinued Operations Net (loss) due to Exploration Stage status change, excluding Galaxy Telnet SRL	$(67,015)	$(57,068)	$(146,110)
Net (loss) from discontinued operations – terminated subsidiary	(24,720)	(26,583)	(68,995)
Net (loss) from consolidated discontinued operations	$(91,735)	$(83,651)	(215,105)

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 13 – Subsequent Events

Effective December 2, 2008, the Company determined it would be unable to raise sufficient capital to meet contractual payment obligations under three exploration property purchase agreements it had entered. As such, the Board approved a resolution which authorized the Company to abandon its current exploration initiatives in China and cancel the Agreements it had signed with World Fortune Enterprise Inc., such cancellations to be effective December 2, 2008. Additionally, the Company cancelled the FGLW-XWG Transfer Agreement (dated April 30, 2008) which had assigned some of the Company’s rights under the Fuding (Revised) Agreement to its subsidiary Asian Dragon Silver Inc., such cancellation was also effective December 2, 2008.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants regarding accounting and financial disclosure matters.

On March 3, 2008, we filed a Current Report on Form 8-K which reported on Item 4.01 Changes in Registrant’s Certifying Accountant. The information in this report is as follows:

On March 3, 2008, Asian Dragon Group, Inc. (the “Company”) engaged Madsen & Associates CPA’s Inc., an independent registered public accounting firm, as the Company’s new principal independent accountant and accordingly dismissed Schumacher & Associates, Inc. CPAs this same day.

Schumacher & Associates, Inc. CPAs audited the financial statements of the registrant for the period from August 15, 2006 (date of inception) through August 31, 2006 and the full fiscal year ending August 31, 2007 and was engaged by the Company as its independent accountant until March 3, 2008.

Schumacher & Associates, Inc.’s reports in each of the past two years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, other than reflecting an uncertainty as to the Company’s ability to continue as a going concern.

The decision to change our principal independent accountant was approved by the board of directors of the Company.

There were no disagreements with Schumacher & Associates Inc. on any matter of accounting principal or practices, financial statement disclosure, or auditing scope or procedure during the two most recent fiscal years or any later interim period, other than as described in the following paragraph.

During the audit of the Company’s 2007 financial statements, Schumacher & Associates Inc. and the Company conducted discussions relating to various contract details and disclosures and on August 31, 2007, the Company filed a Current Report on Form 8-K to amend and address these issues. Subsequently, the Company filed an amendment to this filing through a Form 8-K/A on November 29, 2007 which further clarified information included in the August 31st filing.

We provided Schumacher & Associates, Inc. with a copy of the Current Report on Form 8-K prior to its filing with the SEC, and requested that they furnish us with a letter addressed to the SEC stating whether they agree with the statements made in this Current Report on Form 8-K, and if not, stating the aspects with which they do not agree. The letter from Schumacher & Associates, Inc. is filed as Exhibit 16.1 to the Current Report on Form 8-K.

Madsen & Associates CPA’s Inc. were not engaged by the Company during the two most recent fiscal years and the subsequent interim period as either principal accountant to audit our financial statements or as a consultant.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are ineffective in reaching that level of assurance.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of August 31, 2008, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of August 31, 2008, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

During the last quarter of the Company’s fiscal year ended August 31, 2008, material changes were made to the Company’s internal control over financial reporting  to resolve some of the deficiencies regarding the Company’s internal control systems. These deficiencies were identified during the Company’s response to a Comment Letter from the Securities Exchange Commission. Specifically, the Company's design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements were deemed ineffective. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management concluded that there was more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

Remediation Plan

Subsequent to May 31, 2008, we undertook, extensive work to remediate the significant deficiencies identified in our internal control over financial reporting described above, including specific remediation initiatives described below. We began implementation of the plan described below with respect to the identified significant deficiencies and these remedies were in place at August 31, 2008.

Insufficient dedication of resources to administrative functions. We have focused intensive efforts on re-aligning management duties to ensure a number of control deficiencies related to the documentation of expenses relating to our international activities are addressed in an effective and timely manner.

Ineffective Controls related to the Entering of Transactions into the General Ledger, Preparation of Certain Account Analyses, Account Summaries, and Account Reconciliations. As a result of the adjustments made with respect to certain income statement accounts for the quarters ended November 30, 2007, February 29, 2007, and May 31, 2007, we determined a more detailed review of these accounts was necessary in connection with our quarterly and annual financial reporting process.  The Company developed a more intensive financial close process to ensure a thorough review of entering transactions into the general ledger is performed, supporting schedules are adequately prepared and/or reviewed, and that they included adequate supporting documentation.

Addition of staff
We also identified that additional staff were required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be re-visiting this matter once resources are available.

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

ITEM 9B.  OTHER INFORMATION

As reported on a Form 8-K filed December 3, 2008, effective December 2, 2008 the Company determined it would be unable to raise sufficient capital to meet contractual payment obligations under three exploration property purchase agreements it had entered. As such, the Board approved a resolution which authorized the Company to abandon its current exploration initiatives in China and cancel the Agreements it had signed with World Fortune Enterprise Inc., such cancellations to be effective December 2, 2008. Additionally, the Company cancelled the FGLW-XWG Transfer Agreement (dated April 30, 2008) which had assigned some of the Company’s rights under the Fuding (Revised) Agreement to its subsidiary Asian Dragon Silver Inc., such cancellation was also effective December 2, 2008.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and officers, as of August 31, 2008, were as set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The term of the directors listed below is each one year.

Name	Age	Positions and Offices Held

John Karlsson	36	President & Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer, Director and Board Chair

Jacques Trottier	45	Director

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

Based solely upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them by Section 16(a) during the year 2008.

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended August 31, 2008, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Code of Ethics and Conduct

The Board approved a code of ethics and conduct which was filed with our Form 10-K for the year ended August 31, 2007 and is incorporated here by reference.

Director Compensation

During the year ended August 31, 2008, there were no cash payments, nor stock or option grants made to any directors.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth information regarding the salaries and other compensation paid to our executive officer in our most recent fiscal year ended August 31, 2008 and since inception:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards or SRAs ($) (1)	Securities Underlying Options or SARs (#)	LTIP Payouts ($) (2)	All Other Compensation ($)

John Karlsson President & CEO, CFO, PAO	Fiscal 2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil
John Karlsson President & CEO, CFO, PAO	Fiscal 2007	Nil	Nil	100,000	Nil	2,000,000	Nil	Nil
John Karlsson President & CEO, CFO, PAO	Fiscal 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) SARs are “Stock Appreciation Rights”
(2) LTIP’s are “Long-Term Incentive Plans”

Option/SAR Grants in Last Fiscal Year
Name	Number of Securities Underlying Options or SAR’s (#)	Percentage of Total Options or SARs Granted to Employee in Fiscal Year	Exercise Price ($/share)	Expiration Date	Grant Date Value ($)

(no grants made)	Nil	-	-	-	-

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Table
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-end (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

John Karlsson	Nil	Nil	2,000,000	Nil	Zero	Nil

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

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)

Common Stock	John Karlsson Suite 108 – 1312 North Monroe Street, Spokane, Washington 99201	7,450,000	18.3%

Common Stock	All Included Persons as a Group	7,450,000	18.3%

(1) The beneficial shares owned by Mr. Karlsson include 5,450,000 presently issued and 2,000,000 which could be issued upon exercise of stock options.
(2) The denominator for this calculation is based on the 38,775,000 presently issued shares of the Company plus 2,000,000 shares which might be issued if Mr. Karlsson were to exercise all his stock options.

The following table sets the beneficial ownership of the Company’s Common Stock by all directors and officers individually and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown.

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (4)

Common Stock	John Karlsson President & CEO, CFO, PAO, Secretary & Treasurer, Director and Board Chair Suite 108 – 1312 North Monroe Street, Spokane, Washington 99201	7,450,000 (1)	18.0%

Common Stock	Jacques Trottier - Director 1155 Rue University, Suite 508 Montreal, PQ, Canada H3B 3A7	750,000 (3)	1.8%

Common Stock	All Directors & Officers as a Group	8,200,000	19.8%

(1) The beneficial shares owned by Mr. Karlsson include 5,450,000 presently issued and 2,000,000 which could be issued upon exercise of stock options
(2) The beneficial shares owned by Mr. Hachey include 250,000 presently issued and 500,000 which could be issued upon exercise of stock options
(3) The beneficial shares owned by Mr. Trottier include 250,000 presently issued and 500,000 which could be issued upon exercise of stock options
(4) The denominator for this calculation is based on the 38,775,000 presently issued shares of the Company plus 2,500,000 shares which might be issued if all of Messrs. Karlsson and Trottier were to exercise all their stock options

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the year ending August 31, 2008 there were no related party transactions which exceeded $60,000 in value.

Certain Business Relationships

During the year ending August 31, 2007 the Company made payments of $27,701 in legal fees to Karlsson Law Corporation Inc., of which our CEO is principal. Additionally, Mr. Karlsson provided office facilities to the Company free of charge.

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

2008 – $48,250 – Madsen & Associates CPAs Inc.
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

2008 – $Nil – Madsen & Associates CPAs Inc.
2007 – $Nil –  Schumacher & Associates Inc.
2006 – $Nil – Schumacher & Associates Inc.
2005 – $Nil – Miller and McCollom

Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008 – $Nil – Madsen & Associates CPAs Inc.
2007 – $Nil – Schumacher & Associates Inc.
2006 – $Nil – Schumacher and Associates Inc.
2005 – $Nil – Miller and McCollom

All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008 – $Nil – Madsen & Associates CPAs Inc.
2007 – $Nil – Schumacher & Associates Inc.
2006 – $Nil – Schumacher and Associates Inc.
2005 – $Nil – Miller and McCollom

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit Description

3.1	Articles of Incorporation*

3.2	Certificate of Amendment of Articles of Incorporation*

3.2	Bylaws*

14.1	Code of Ethics**

31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed as an exhibit to our registration statement on Form SB-2 filed March 22, 2005 and incorporated here by reference

** Filed as an exhibit to a Form 10-K filed December 14, 2007 and incorporated here by reference

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

Dated: January 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John Karlsson
John Karlsson	President & CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director and Board Chair	January 16, 2009

/s/ Jacques Trottier
Jacques Trottier	Director	January 16, 2009