Form 10-Q
period 2008-11-30
ASIAN DRAGON GROUP INC.
filed 2009-01-20
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________________ TO __________________

Commission File # 000-52268

ASIAN DRAGON GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0418754
(IRS Employer Identification Number)

#108 - 1312 North Monroe Street
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

The issuer had 38,775,000 shares of common stock issued and outstanding as of January 20, 2009.

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
 (an Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets at November 30, 2008 (unaudited) and August 31, 2008 (audited)	1

Unaudited Consolidated Statements of Operations for the three month periods ended November 30, 2008 and November 30, 2007 and the Exploration Stage Period of August 15, 2006 to November 30, 2008	2

Unaudited Consolidated Statements of Cash Flows for the three month periods ended November 30, 2008 and November 30, 2007 and the Exploration Stage Period of August 15, 2006 to November 30, 2008	3

Unaudited Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities for the three month periods ended November 30, 2008 and November 30, 2007 and the Exploration Stage Period of August 15, 2006 to November 30, 2008	4

Notes to Consolidated Unaudited Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10

Item 4. Controls and Procedures	10

PART II. Other Information	12

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	November 30, 2008 (Unaudited)	August 31, 2008 (Note 1)
ASSETS

CURRENT ASSETS
Cash	$21	$4,423
Prepaid expenses	3,856	4,322
Total current assets	3,877	8,745

Total assets	$3,877	$8,745

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	41,768	3,675
Accrued liabilities	-	10,750
Note payable (Note 3)	24,226	23,925
Shareholder loans (Note 3 and 4)	200,712	194,243
Total current liabilities	$266,706	$232,593

Total liabilities	$266,706	$232,593

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,775,000outstanding	38,775	38,775
Paid-in Capital	22,984,342	22,984,342
Accumulated deficit in the exploration stage	(23,058,284)	(23,032,337)
Accumulated deficit	(215,105)	(215,105)
Accumulated other comprehensive income (loss)	(12,557)	477
Total stockholders’ (deficit)	(262,829)	(223,848)

Total liabilities and stockholders’ equity	$3,877	$8,745

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations

	Three Months ended November 30, 2008		Three Months ended November 30, 2007		Exploration Stage August 15, 2006 through November 30, 2008
EXPENSES:
Exploration licenses		$-		$8,001	$23,052,000
Exploration expenses		-		-	50,215
Agent fees		-		-	1,852,500
Professional and consultant fees		29,002		61,305	481,457
Stock-based compensation – officers and directors		-		-	6,975,491
Investor relations		-		57,708	134,939
Administrative expenses		7,189		16,494	181,224
Total expenses		$36,191		$143,508	$32,727,826

Net loss from operations		$(36,191)		$(143,508)	$(32,727,826)

OTHER INCOME (EXPENSE):
Cancelation of debt relating to commitments		-		-	9,679,407
Interest expense		(2,731)		(2,399)	(22,840)
Net Income (Loss) from continuing operations:		(38,922)		(145,907)	(23,071,259)

Net loss from discontinued operations :
– terminated subsidiary		-		-	(68,995)
– change from Development to Exploration Stage		-		-	(146,110)
Net loss from discontinued operations		-		-	(215,105)

Net Income (Loss)		$(38,922)		$(145,907)	$(23,286,364)

Loss per common share, basic and diluted from discontinued operations:	$	n/a	$	n/a
Earnings (Loss) per common share, basic and diluted from continuing operations:	$	Nil	$	Nil
Weighted average shares outstanding , basic and diluted		38,775,000		38,275,000

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)		$(38,922)		$(145,907)	$(23,286,364)
Foreign currency translation adjustment		(60)		13,030	417
Total other comprehensive income (loss)		$(38,982)		$(132,877)	$(23,285,947)

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Three Months ended November 30, 2008	Three Months ended November 30, 2007	Exploration Stage August 15, 2006 through November 30, 2008
Cash flows from operating activities:
Net Income (Loss) for period	$(38,922)	$(145,907)	$(23,286,364)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	2,429	2,399	22,210
Accrued interest on Note payable	302	-	630
Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options – compensation expense	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500
Net change in operating assets and liabilities:
Subscription receivable	-	1,000,000	-
Prepaid expenses	466	(17,305)	(3,599)
Commitments payable	-	(791,999)	-
Accounts payable and accrued liabilities	27,343	(171,940)	41,768
Net cash provided (used) by operating activities	(8,382)	(124,752)	(7,437,364)

Cash flows from discontinued operations:	-	-
Net cash provided (used) by discontinued operating activities:
- Net loss from terminated subsidiary	-	-	(68,995)
- Net loss from Development Stage period	-	-	(146,110)
- Accrued interest on shareholder loans	-	-	8,761
- Depreciation	-	-	318
- Prepaid expenses	-	-	9,500
- Accounts payable and accrued liabilities	-	-	(9,220)
- Stock issued shareholder debt conversion	-	-	10,000
Sub-total	-	-	(195,746)
Net cash provided by discontinued operations investing activities:
- Purchase (sale) of property and equipment	-	-	(318)
Sub-total	-	-	(318)
Net cash provided by discontinued operations financing activities:
- Common stock issued for cash			31,266
- Loans by stockholders			152,689
Sub-total	-	-	183,955
Net cash provided (used) by discontinued operations:	-	-	(12,109)
(continued)

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(continued)
	Three Months ended November 30, 2008	Three Months ended November 30, 2007	Exploration Stage August 15, 2006 through November 30, 2008
Adjustment for Net loss from terminated subsidiary	-	-	68,995
Adjustment for Net loss from Development Stage period	-	-	146,110
Net adjustments	-	-	215,105

Cash flows from financing activities:
Common stock issued for cash	-	-	7,193,860
Loans by stockholders	4,040	(52,937)	16,700
Note payable	-	-	23,597
Net cash provided by financing activities	4,040	(52,937)	7,234,157

Effect of foreign currency translation	(60)	13,030	160

Net increase (decrease) in cash	(4,402)	(164,659)	(51)

Cash, beginning of period	4,423	326,381	72

Cash, end of period	$21	$161,722	$21

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities

	Three Months ended November 30, 2008	Three Months ended November 30, 2007	Exploration Stage August 15, 2006 through August 31, 2008
Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500
TOTAL	-	-	15,787,991

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 – Nature of Business and Basis of Presentation

Asian Dragon Group Inc. (“Asian Dragon”, “ADG”, “We”, the “Registrant”, or the “Company”) was incorporated as a Nevada corporation on June 11, 2003. Asian Dragon was established to develop projects which focus on China’s growing precious and base metals reserves and markets. Effective August 15, 2006, the business of its operating subsidiary Galaxy Telnet SRL was wound-up and the subsidiary was de-registered as a corporate entity. Asian Dragon’s August 31, 2006 audited financial statements were presented to reflect the discontinuation of operation of Galaxy Telnet SRL and concurrently the date at which Asian Dragon became an Exploration Stage Company was set as August 15, 2006. On April 10, 2008 the Company incorporated a British Columbia company named Asian Dragon Silver Inc. (“ADSI”) as a wholly owned subsidiary. The financial statements of the Company are presented on a consolidated basis and include all accounts of both the Company and its subsidiary. The consolidated unaudited financial statements as of November 30, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the August 31, 2008 audited financial statements and notes thereto.

Exploration Stage Activities

The Company has been in the exploration stage since August 15, 2006 and has not yet realized any revenues from its operations.

Reclassifications

Certain account balances have been reclassified to conform to current period presentation.

NOTE 2 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has an operating loss from continuing operations for the three month period ending November, 2008 of $(38,922) and has accumulated net losses since its inception in the amount of $(23,286,364). Additionally the Company has a deficit in working capital and stockholders equity and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management is attempting to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 3 – Shareholder Loan and Note Payable

At November 30, 2008, the Company had a shareholder loan outstanding from a related party totaling $200,712 which included $30,971 of accrued interest. This loan is uncollateralized and has no fixed repayment dates.

At November 30, 2008, the Company had one Note Payable outstanding of $24,226, which included $630 of accrued interest. This loan is uncollateralized, has no fixed repayment date and is callable at any time.

NOTE 4 – Related Party Transactions

During the three months ending November 30, 2008 related party transactions included the shareholder loan activity recorded in Note 3.

NOTE 5 – Subsequent Event

Effective December 2, 2008, the Company determined it would be unable to raise sufficient capital to meet contractual payment obligations under three exploration property purchase agreements it had entered. As such, the Board approved a resolution which authorized the Company to abandon its exploration initiatives in China and cancel the Agreements it had signed with World Fortune Enterprise Inc., such cancellations to be effective December 2, 2008. Additionally, the Company cancelled the FGLW-XWG Transfer Agreement (dated April 30, 2008) which had assigned some of the Company’s rights under the Fuding (Revised) Agreement to its subsidiary Asian Dragon Silver Inc., such cancellation was also effective December 2, 2008.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2008 AND NOVEMBER 30, 2007 AND THE EXPLORATION STAGE PERIOD FROM AUGUST 16, 2006 TO NOVEMBER 30, 2008

Revenues

ADG did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into seven categories:

- Exploration Licenses
- Exploration Expenses
- Agent Fees

- Professional and Consultant Fees
- Stock Based Compensation – officers and directors
- Investor Relations
- Administrative Expenses

Exploration Licenses

Expenditures for Exploration Licenses were $nil and $8,001 respectively for the three month periods ended November 30, 2008 versus November 30, 2007. For the period of August 15, 2006 (inception) to November 30, 2008 (the “Exploration Stage”) costs for Exploration Licenses totaled $23,052,000. We anticipate these expenses will increase over the next twelve months as we implement our business plans.

Exploration Expenses

Exploration Expenses were $nil and $nil respectively for the three month periods ended November 30, 2008 versus November 30, 2007. Expenses for the Exploration Stage totaled $50,215. We anticipate these expenses will increase during the next twelve months.

Agent Fees

Agent Fees were $nil and $nil for the three month periods ended November 30, 2008 versus November 30, 2007. Agent Fees for the Exploration Stage totaled $1,852,500. We do not anticipate we will incur further expenses in this area over the next twelve months.

Professional and Consultant Fees

Professional & Consultant Fees are comprised of fees audit, accounting, legal and other professionals. During the three month periods ended November 30, 2008 versus November 30, 2007, these fees were $29,002 versus $61,305 respectively. For the Exploration Stage, these costs totaled $481,457. We anticipate Professional & Consultant Fees will remain at current levels in the upcoming twelve months.

Stock Based Compensation – officers and directors

Stock Based Compensation expenses totaled $nil and $nil for the three month periods ended November 30, 2008 versus November 30, 2007. During the Exploration Stage these costs totaled $6,975,491. Past expenses have related to stock and option issuances to our officers and directors. We do not anticipate incurring stock based compensation expenses during fiscal 2009.

Investor Relations

Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three month periods ended November 30, 2008 versus November 30, 2007, these expenses totaled $nil and $57,708 respectively. For the Exploration Stage, Investor Relations expenses totaled $134,939. We anticipate Investor Relations expenses will increase substantially during the next twelve months as we continue our efforts to raise further capital and keep current investors informed of Company developments.

Administrative Expenses

Administrative Expenses were $7,189 versus $16,494 for the three month periods ended November 30, 2008 versus November 30, 2007. For the Exploration Stage, Administrative Expenses totaled $181,224. These expenses are composed of travel, Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will increase moderately in the upcoming year as we implement our business plans.

Net Income (Loss)

We incurred net losses for the three month periods ended November 30, 2008 and November 30, 2007of $(38,922) versus $(145,907) respectively. The Net Loss for the Exploration Stage was $(23,286,364).

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business. The Company’s principal sources of liquidity as of November 30, 2008, consisted of cash resources of $21, prepaid expenses of $3,856 and shareholder loans from a related party. Under the shareholder loans, loan advances to or on behalf of ADG or ADSI, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG or ADSI are required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG or ADSI at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $200,712 including accrued interest as of November 30, 2008.  Since Exploration Stage inception through to and including May 31, 2008, we have executed cash sales of our common shares totaling $7,193,860 through private placements.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in rapidly evolving markets. There can be no assurance that we will successfully address such risks, expenses and difficulties.

Employees

As of November 30, 2008, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Additionally our CEO was engaged on a consulting basis. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

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

Our significant accounting policies are summarized in NOTE 2 of the financial statements included with our Report on Form 10-K for fiscal 2008. While all these significant accounting policies impact its financial condition and results of operations, Asian Dragon views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Asian Dragon’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. We have expensed all development costs related to our establishment.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are not effective in reaching that level of assurance.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

As of November 30, 2008, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of November 30, 2008, as a result of the identification of the material weaknesses described below.

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

 Changes in Internal Control over Financial Reporting

During the first quarter of the Company’s fiscal year ended August 31, 2009, no material changes were made to the Company’s internal control over financial reporting

Remediation Plan

Addition of staff
We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the three months ended November 30, 2008, the Company had a Net Loss of $(38,922). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the three months ended November 30, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended November, 2008, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

Dated: January 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John Karlsson
John Karlsson	President & CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director and Board Chair	January 20, 2009

/s/ Jacques Trottier
Jacques Trottier	Director	January 20, 2009