Form 10-Q
period 2009-02-28
ASIAN DRAGON GROUP INC.
filed 2009-04-14
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2009

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

The issuer had 38,775,000 shares of common stock issued and outstanding as of April 13, 2009.

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
 (an Exploration Stage Company)

Page

PART I. Financial Information	1

Item 1. Financial Statements.	1

Consolidated Balance Sheets at February 28, 2009 (unaudited) and August 31, 2008 (audited)	1

Unaudited Consolidated Statements of Operations for the three and six month periods ended February 28, 2009 and February 29, 2008 and the Exploration Stage Period of August 15, 2006 to February 28, 2009	2

Unaudited Consolidated Statements of Cash Flows for the six month periods ended February 28, 2009 and February 29, 2008 and the Exploration Stage Period of August 15, 2006 to February 28, 2009	3

Unaudited Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities for the six month periods ended February 28, 2009 and February 29, 2008 and the Exploration Stage Period of August 15, 2006 to February 28, 2009	4

Notes to Consolidated Unaudited Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

PART II. Other Information	15

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	February 28, 2009 (Unaudited)	August 31, 2008 (Note 1)
ASSETS

CURRENT ASSETS
Cash	$251	$4,423
Prepaid expenses	3,616	4,322
Total current assets	3,867	8,745

Total assets	$3,867	$8,745

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	18,609	3,675
Accrued liabilities	1,500	10,750
Note payable (Note 3)	24,521	23,925
Shareholder loans (Note 3 and 4)	238,000	194,243
Total current liabilities	$282,630	$232,593

Total liabilities	$282,630	$232,593

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,775,000 issued and outstanding	38,775	38,775
Paid-in Capital	22,984,342	22,984,342
Accumulated deficit in the exploration stage	(23,087,185)	(23,032,337)
Accumulated deficit	(215,105)	(215,105)
Accumulated other comprehensive income (loss)	410	477
Total stockholders’ (deficit)	(278,763)	(223,848)

Total liabilities and stockholders’ equity	$3,867	$8,745

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations

	Three months ended February 28, 2009		Three months ended February 29, 2008	Six months ended February 28, 2009		Six months ended February 29, 2008	Exploration Stage August 15, 2006 through February 28, 2009

EXPENSES:
Exploration licenses		$-	1,191,999		$-	1,200,000	$23,052,000
Exploration expenses		-	-		-	-	50,215
Agent fees		-	30,000		-	30,000	1,852,500
Professional and consultant fees		12,058	77,319		41,060	138,624	493,515
Stock-based compensation		-	-		-	-	6,975,491
Investor relations		-	-		-	57,708	134,939
Administrative expenses		897	16,909		8,087	33,403	182,121
Total expenses		$12,955	1,316,227		$49,147	1,459,735	$32,740,781

Net (Loss) from operations		$(12,955)	(1,316,227)		$(49,147)	(1,459,735)	$(32,740,781)

OTHER INCOME (EXPENSE):
Cancelation of debt relating to commitments		-	9,679,407		-	9,679,407	9,679,407
Interest expense		(2,971)	(2,280)		(5,702)	(4,679)	(25,811)
Net Income (Loss) from continuing operations:		(15,926)	8,360,900		(54,849)	8,214,993	(23,087,185)

Discontinued operations :
– Net (Loss) from terminated subsidiary		-	-		-	-	(68,995)
– Net (Loss) from Development Stage		-	-		-	-	(146,110)
Net Income (Loss)		$(15,926)	8,360,900		$(54,849)	8,214,993	$(23,302,290)

Earnings (Loss) per common share, basic and diluted:	$	Nil	$0.22	$	Nil	$0.21
Weighted average shares outstanding , basic and diluted		38,775,000	38,404,834		38,775,000	38,404,834

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)		$(15,926)	8,360,900		$(54,849)	8,214,993	$(23,302,290)
Foreign currency translation adjustment		(7)	395		(67)	13,425	410
Total other comprehensive income (loss)		$(15,933)	8,361,295		$(54,916)	8,228,418	$(23,301,880)

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Six months ended February 28, 2009	Six months ended February 29, 2008	Exploration Stage August 15, 2006 through February 28, 2009
Cash flows from operating activities:
Net Income (Loss) for period	$(54,849)	$8,214,993	$(23,302,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	5,106	4,679	24,887
Accrued interest on Note payable	596	-	924
Cancelation of debt relating to commitments	-	(9,679,407)	(9,679,407)
Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license payments	-	-	7,050,000
Common stock issued for agent payments	-	-	1,762,500
Sub-total continuing operations	5,702	(9,674,728)	6,134,395
Accrued interest on shareholder loans related to discontinued operations	-	-	8,761
Depreciation related to discontinued operations	-	-	318
Common stock issued for debt conversion related to discontinued operations	-	-	10,000
Sub-total discontinued operations	-	-	19,079

Net change in operating assets and liabilities:
Subscription receivable	-	1,000,000	-
Prepaid expenses	706	(6,416)	(3,359)
Commitments payable	-	-	9,679,407
Accounts payable and accrued liabilities	5,685	(148,194)	20,109
Sub-total continuing operations	6,391	845,390	9,696,157
Prepaid expenses related to discontinued operations	-	-	9,500
Accounts payable and accrued liabilities related to discontinued operations	-	-	(9,220)
Sub-total discontinued operations	-	-	280

Net cash provided (used) by operating activities	(42,756)	(614,345)	(7,452,379)

Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	-	-	(318)
Sub-total discontinued operations	-	-	(318)
Net cash provided (used) by investing activities	-	-	(318)
(continued)

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Six months ended February 28, 2009	Six months ended February 29, 2008	Exploration Stage August 15, 2006 through February 28, 2009
(continued)
Cash flows from financing activities:
Common stock issued for cash	-	400,000	7,193,860
Shareholder loans	38,651	(57,616)	51,311
Note payable	-	-	23,597
Sub-total continuing operations	38,651	342,384	7,268,768
Common stock issued for cash related to discontinued operations			31,266
Shareholder loans related to discontinued operations			152,689
Sub-total discontinued operations	-	-	183,955

Net cash provided by financing activities	38,651	342,384	7,452,723

Effect of foreign currency translation	(67)	13,425	153

Net increase (decrease) in cash	(4,172)	(258,536)	179

Cash, beginning of period	4,423	326,381	72

Cash, end of period	$251	$67,845	$251

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities

	Three Months ended February 28, 2009	Three Months ended February 29, 2008	Exploration Stage August 15, 2006 through February 28, 2009

Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license payments	-	-	7,050,000
Common stock issued for agent payments	-	-	1,762,500
Common stock issued for debt conversion related to discontinued operations	-	-	10,000

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 – Nature of Business and Basis of Presentation

Asian Dragon Group Inc. (“Asian Dragon”, “ADG”, “We”, the “Registrant”, or the “Company”) was incorporated as a Nevada corporation on June 11, 2003. Asian Dragon was established to develop projects which focus on China’s growing precious and base metals reserves and markets. Effective August 15, 2006, the business of its operating subsidiary Galaxy Telnet SRL was wound-up and the subsidiary was de-registered as a corporate entity. Asian Dragon’s August 31, 2006 audited financial statements were presented to reflect the discontinuation of operation of Galaxy Telnet SRL and concurrently the date at which Asian Dragon became an Exploration Stage Company was set as August 15, 2006. On April 10, 2008 the Company incorporated a British Columbia company named Asian Dragon Silver Inc. (“ADSI”) as a wholly owned subsidiary. The financial statements of the Company are presented on a consolidated basis and include all accounts of both the Company and its subsidiary. The consolidated unaudited financial statements as of February 28, 2009 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the August 31, 2008 audited financial statements and notes thereto.

Exploration Stage Activities

The Company has been in the exploration stage since August 15, 2006 and has not yet realized any revenues from its operations.

NOTE 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding Asian Dragon’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

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

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Mineral Property and Exploration Costs

Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  The Company assesses the carrying costs for impairment under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Basic and Diluted Net Loss per Share

Basic net loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At February 28, 2009, the Company did not have any common stock equivalents outstanding.

Fair Value of Financial Instruments

The  carrying  value  of  accounts  payable,  and  other  financial  instruments reflected  in  the  financial  statements  approximates  fair  value  due  to the short-term maturity of the instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carry-forwards.

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of un-depreciated balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Start-up Costs

The Company has adopted FASB Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Historical cost balances are re-measured using historical exchange rates. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars.  The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring, among other things, that: (i) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labelled, and presented in the consolidated statement of

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

financial position within equity, but separate from the parent’s equity; and (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. The Company has adopted this Statement and this adoption did not result any changes to the presentation of its balance sheet and statement of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on these financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of February 28, 2009 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through shareholder loans from our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 – Shareholder Loan and Note Payable

At February 28, 2009, the Company had a shareholder loan outstanding from a related party totaling $238,000 which included $33,648 of accrued interest. This loan is uncollateralized and has no fixed repayment dates.

At February 28, 2009, the Company had one Note Payable outstanding of $24,521, which included $924 of accrued interest. This loan is uncollateralized, has no fixed repayment date and is callable at any time.

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

Agreement Cancelations

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

Premature News Release

In March 2009 the Company began negotiations with Ophir Exploration Inc. regarding acquisition of that company. On March 13, 2009 the Company issued a press release regarding these negotiations titled: “Asian Dragon Group Inc., Finalizes Acquisition of Ophir Exploration Inc., in Mineral Rich Suriname and Appoints of New Lead Director” (attached  to this Report on Form 10-Q as Exhibit 99.1). This news release was prematurely issued and detailed events which have not yet been finalized. The Company regrets any confusion this may have caused and formally records here that negotiations are still underway and news regarding these will be released in the near future.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008 AND THE EXPLORATION STAGE PERIOD FROM AUGUST 16, 2006 TO FEBRUARY 28, 2009

Revenues

ADG did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into seven categories:

- Exploration Licenses
- Exploration Expenses
- Agent Fees
- Professional and Consultant Fees
- Stock Based Compensation
- Investor Relations
- Administrative Expenses

Exploration Licenses

Expenditures for Exploration Licenses were $nil and $nil versus $1,191,999 and $1,200,000 respectively for the three and six month periods ended February 28, 2009 versus February 29, 2008. For the period of August 15, 2006 (inception) to February 28, 2009 (the “Exploration Stage”) costs for Exploration Licenses totaled $23,052,000.

Exploration Expenses

Exploration Expenses were $nil and $nil versus $nil and $nil respectively for the three and six month periods ended February 28, 2009 versus February 29, 2008. Exploration expenses for the Exploration Stage totaled $50,215.

Agent Fees

Agent Fees were $nil and $nil versus $30,000 and $30,000 respectively for the three and six month periods ended February 28, 2009 versus February 29, 2008. Agent Fees for the Exploration Stage totaled $1,852,500.

Professional and Consultant Fees

Professional and Consultant Fees were $12,058 and $41,060 versus $77,319 and $138,624 respectively for the three and six month periods ended February 28, 2009 versus February 29, 2008. Professional and Consultant Fees for the Exploration Stage totaled $493,515.

Stock Based Compensation

Stock Based Compensation expenses totaled $nil and $nil versus $nil and $nil respectively for the three and six month periods ended February 28, 2009 versus February 29, 2008. During the Exploration Stage these costs totaled $6,975,491.

Investor Relations

Investor Relations expenses totaled $nil and $nil versus $nil and $57,708 respectively for the three month and six periods ended February 28, 2009 versus February 29, 2008. For the Exploration Stage, Investor Relations expenses totaled $134,939.

Administrative Expenses

Administrative Expenses totaled $897 and $8,087 versus $16,909 and $33,403 respectively for the three and six month periods ended February 28, 2009 versus February 29, 2008. For the Exploration Stage, Administrative Expenses totaled $182,121.

Net Income (Loss)

We experienced net income and net (losses) for the three and six month periods ended February 28, 2009 and February 29, 2008 of $(15,926) and $(54,849) versus $8,360,900 and $8,214,993 respectively. The Net Loss for the Exploration Stage was $(23,302,290).

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business. The Company’s principal sources of liquidity as of February 28, 2009, consisted of cash resources of $251, prepaid expenses of $3,616 and shareholder loans from a related party. Under the shareholder loans, loan advances to or on behalf of ADG or ADSI, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG or ADSI are required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG or ADSI at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $238,000 including accrued interest as of February 28, 2009.  Since Exploration Stage inception through to and including February 282009, we have executed cash sales of our common shares totaling $7,193,860 through private placements.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in rapidly evolving markets. There can be no assurance that we will successfully address such risks, expenses and difficulties.

Employees

As of February 28, 2009, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Additionally our CEO was engaged on a consulting basis. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

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

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

As of February 28, 2009, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of February 28, 2009, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the second quarter of the Company’s fiscal year ended August 31, 2009, no material changes were made to the Company’s internal control over financial reporting

Remediation Plan

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the six months ended February 28, 2009, the Company had a Net Loss of $(54,849). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the three months ended February 28, 2009.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended February 28, 2009, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

In March 2009 the Company began negotiations with Ophir Exploration Inc. regarding acquisition of that company. On March 13, 2009 the Company issued a press release regarding these negotiations titled: “Asian Dragon Group Inc., Finalizes Acquisition of Ophir Exploration Inc., in Mineral Rich Suriname and Appoints of New Lead Director” (attached  to this Report on Form 10-Q as Exhibit 99.1). This news release was prematurely issued and detailed events which have not yet been finalized. The Company regrets any confusion this may have caused and formally records here that negotiations are still underway and news regarding these will be released in the near future.

ITEM 6.   EXHIBITS

Number	Exhibit Description

31.1	Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	March 13, 2009 News Release

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ASIAN DRAGON GROUP INC.

/s/ John Karlsson
John Karlsson
President and CEO, CFO, Principal Accounting Officer, Secretary and Treasurer, Director
and Board Chair

Dated: April 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John Karlsson
John Karlsson	President & CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director and Board Chair	April 13, 2009

/s/ Jacques Trottier
Jacques Trottier	Director	April 13, 2009