Form 10-Q
period 2009-05-31
ASIAN DRAGON GROUP INC.
filed 2009-07-15
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2009

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

1312 North Monroe Street, Suite 108
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

The issuer had 38,775,000 shares of common stock issued and outstanding as of July 15, 2009.

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
 (an Exploration Stage Company)

The Company has determined that the recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended May 31, 2007, was not appropriate. To remedy this, the Company will be amending its prior financial statements accordingly and is including in these financial statements for the nine months ended May 31, 2009 corrections to historical data relating to this matter. Discontinued operations losses have also been consolidated into one line item.

PART I. Financial Information	Page

Item 1. Financial Statements

Consolidated Balance Sheets at May 31, 2009 (unaudited) and August 31, 2008 (audited)	1

Unaudited Consolidated Statements of Operations for the three and nine month periods ended May 31, 2009 and May 31, 2008 and the Exploration Stage Period of August 15, 2006 to May 31, 2009	2

Unaudited Consolidated Statements of Cash Flows for the nine month periods ended May 31, 2009 and May 31, 2008 and the Exploration Stage Period of August 15, 2006 to May 31, 2009	3

Unaudited Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities for the nine month periods ended May 31, 2009 and May 31, 2008 and the Exploration Stage Period of August 15, 2006 to May 31, 2009	4

Notes to Unaudited Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Controls and Procedures	13

PART II. Other Information	16

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	May 31, 2009 (Unaudited)	August 31, 2008 (Note 1)
ASSETS

CURRENT ASSETS
Cash	$14,253	$4,423
Prepaid expenses	4,125	4,322
Total current assets	18,378	8,745

Total assets	$18,378	$8,745

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	30,525	3,675
Accrued liabilities	1,500	10,750
Note payable (Note 3)	24,823	23,925
Shareholder loans (Note 3 and 4)	280,910	194,243
Total current liabilities	$337,758	$232,593

Total liabilities	$337,758	$232,593

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,775,000 issued and outstanding	38,775	38,775
Paid-in Capital	22,984,342	22,984,342
Accumulated deficit in the exploration stage	(23,127,797)	(23,032,337)
Accumulated deficit	(215,105)	(215,105)
Accumulated other comprehensive income (loss)	405	477
Total stockholders’ (deficit)	(319,380)	(223,848)

Total liabilities and stockholders’ equity	$18,378	$8,745

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations

	Three months ended May 31, 2009		Three months ended May 31, 2008		Nine months ended May 31, 2009		Restated Nine months ended May 31, 2008	Exploration Stage August 15, 2006 through May 31, 2009

EXPENSES:
Exploration licenses		$-		-		$-	1,200,000	$13,372,593
Exploration expenses		22,635		-		22,635	-	72,850
Agent fees		-		-		-	30,000	1,852,500
Professional and consultant fees		9,500		17,667		50,560	156,291	503,015
Stock-based compensation		-		-		-	-	6,975,491
Investor relations		1,842		3,828		1,842	61,536	136,781
Administrative expenses		2,840		21,443		10,927	54,921	184,961
Total expenses		$36,817		42,938		$85,964	1,502,748	$23,098,191

Net (Loss) from operations		$(36,817)		(42,938)		$(85,964)	(1,502,748)	$(23,098,191)

OTHER INCOME (EXPENSE):
Interest expense		(3,794)		(2,309)		(9,497)	(6,988)	(29,605)
Net Income (Loss) from continuing operations:		(40,611)		(45,247)		(95,461)	(1,509,736)	(23,127,796)

Net (Loss) from discontinued operations, net of tax		-		-		-	-	(215,105)

Net Income (Loss)		$(40,611)		(45,247)		$(95,461)	(1,509,736)	$(23,342,901)

Earnings (Loss) per common share, basic and diluted:	$	Nil	$	Nil	$	Nil	$(0.04)

Weighted average shares outstanding , basic and diluted		38,775,000		38,529,579		38,775,000	38,529,579

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)		$(40,611)		(45,247)		$(95,461)	(1,509,736)	$(23,342,901)
Foreign currency translation adjustment		(5)		(427)		(72)	12,998	405

Total other comprehensive income (loss)		$(40,616)		(45,674)		$(95,533)	(1,496,738)	$(23,342,496)

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Nine months ended May 31, 2009	Restated Nine months ended May 31, 2008	Exploration Stage August 15, 2006 through May 31, 2009
Cash flows from operating activities:
Net Income (Loss) for period	$(95,461)	$(1,509,736)	$(23,342,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	8,599	6,988	28,380
Accrued interest on Note payable	899	-	1,226
Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license payments	-	-	7,050,000
Common stock issued for agent payments	-	-	1,762,500
Accrued interest on shareholder loans related to discontinued operations	-	-	8,761
Depreciation related to discontinued operations	-	-	318
Common stock issued for debt conversion related to discontinued operations	-	-	10,000
Net change in operating assets and liabilities:
Subscription receivable	-	1,000,000	-
Prepaid expenses	197	(21,395)	(3,868)
Accounts payable and accrued liabilities	17,600	(180,142)	32,024
Prepaid expenses related to discontinued operations	-	-	9,500
Accounts payable and accrued liabilities related to discontinued operations	-	-	(9,220)
Net cash provided (used) by operating activities	(68,166)	(704,285)	(7,477,789)

Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	-	-	(318)
Net cash provided (used) by investing activities	-	-	(318)
(continued)

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Nine months ended May 31, 2009	Restated Nine months ended May 31, 2008	Exploration Stage August 15, 2006 through May 31, 2009
(continued)
Cash flows from financing activities:
Common stock issued for cash	-	400,000	7,193,860
Shareholder loans	78,068	(22,477)	90,728
Note payable	-	-	23,597
Common stock issued for cash related to discontinued operations			31,266
Shareholder loans related to discontinued operations			152,689
Net cash provided by financing activities	78,068	377,523	7,492,140

Effect of foreign currency translation	(72)	12,998	148

Net increase (decrease) in cash	9,830	(313,764)	14,181

Cash, beginning of period	4,423	326,381	72

Cash, end of period	$14,253	$12,617	$14,253

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities

	Nine Months ended May 31, 2009	Nine Months ended May 31, 2008	Exploration Stage August 15, 2006 through May 31, 2009

Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license payments	-	-	7,050,000
Common stock issued for agent payments	-	-	1,762,500
Common stock issued for debt conversion related to discontinued operations	-	-	10,000

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 – Nature of Business and Basis of Presentation

Asian Dragon Group Inc. (“Asian Dragon”, “ADG”, “We”, the “Registrant”, or the “Company”) was incorporated as a Nevada corporation on June 11, 2003. Asian Dragon was established to develop projects which focus on China’s growing precious and base metals reserves and markets. Effective August 15, 2006, the business of its operating subsidiary Galaxy Telnet SRL was wound-up and the subsidiary was de-registered as a corporate entity. Asian Dragon’s August 31, 2006 audited financial statements were presented to reflect the discontinuation of operation of Galaxy Telnet SRL and concurrently the date at which Asian Dragon became an Exploration Stage Company was set as August 15, 2006. On April 10, 2008 the Company incorporated a British Columbia company named Asian Dragon Silver Inc. (“ADSI”) as a wholly owned subsidiary. The financial statements of the Company are presented on a consolidated basis and include all accounts of both the Company and its subsidiary. The consolidated unaudited financial statements as of May 31, 2009 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the August 31, 2008 audited financial statements and notes thereto.

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

Basic and Diluted Net Loss per Share

Basic net loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At May 31, 2009, the Company did not have any common stock equivalents outstanding.

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

NOTE 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of May 31, 2009 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through shareholder loans from our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 – Shareholder Loan and Note Payable

At May 31, 2009, the Company had a shareholder loan outstanding from a related party totaling $280,910 which included $37,141 of accrued interest. This loan is uncollateralized and has no fixed repayment dates.

At May 31, 2009, the Company had one Note Payable outstanding of $24,823, which included $1,226 of accrued interest. This loan is uncollateralized, has no fixed repayment date and is callable at any time.

NOTE 5 – Restatement of Comparative Data Reported in Previously Filed Financial Statements

Financial statements corrections, re-allocation and re-formatting changes included in this Form 10-Q are as follows:

The Company has determined that the recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended May 31, 2007, was not appropriate. To remedy this, the Company

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

will be amending its prior financial statements accordingly and is including in these financial statements for the nine months ended May 31, 2009 corrections to historical data relating to this matter. Discontinued operations losses have also been consolidated into one line item.

Statements of Operations line items affected by these corrections are as follows:

Nine months ended May 31, 2008	Originally Reported	Adjustments	Restated

Cancellation of debt relating to commitments	$9,679,407	(9,679,407)	-
Net Income (Loss) from continuing operations	8,169,671	$(9,679,407)	$(1,509,736)
Net Income (Loss)	8,169,671	$(9,679,407)	$(1,509,736)
Earnings (Loss) per common share, basic and diluted	0.21	(0.25)	(0.04)
Total Other Comprehensive Income (Loss)	8,182,669	(9,679,407)	(1,496,738)

Statements of Cash Flows line items affected by these corrections are as follows:

Nine months ended May 31, 2008	Originally Reported	Adjustments	Restated

Net loss for the period	$8,169,671	$(9,679,407)	(1,509,736)
Cancellation of debt relating to commitments	(9,679,407)	9,679,407	-

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

Cancellation of Acquisition of Ophir Exploration Inc.

On April 27, 2009, Asian Dragon and Ophir Exploration Inc. chose not to proceed with an acquisition agreement which was announced in a press release of March 13, 2009. Consequently, Ophir Exploration was not acquired by Asian Dragon and the appointment of Mr. Jean Pomerleau as a director and as President and CEO of Asian Dragon did not proceed. Mr. John Karlsson has agreed to remain as a director and President and CEO of the Company and direct its efforts to identify new investment opportunities.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2009 AND MAY 31, 2008 AND THE EXPLORATION STAGE PERIOD FROM AUGUST 16, 2006 TO MAY 31, 2009

Revenues

ADG did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into seven categories:

-  Exploration Licenses
-  Exploration Expenses
-  Agent Fees
-  Professional and Consultant Fees
-  Stock Based Compensation
-  Investor Relations
-  Administrative Expenses

Exploration Licenses

Expenditures for Exploration Licenses were $nil and $nil versus $nil and $1,200,000 respectively for the three and nine month periods ended May 31, 2009 versus May 31, 2008. For the period of August 15, 2006 (inception) to May 31, 2009 (the “Exploration Stage”) costs for Exploration Licenses totaled $13,372,593.

Exploration Expenses

Exploration Expenses were $22,635 and $22,635 versus $nil and $nil respectively for the three and nine month periods ended May 31, 2009 versus May 31, 2008. Exploration expenses for the Exploration Stage totaled $72,850. During the three months ended May 31, 2009, exploration expenses related to a billing for past geological work performed in China.

Agent Fees

Agent Fees were $nil and $nil versus $nil and $30,000 respectively for the three and nine month periods ended May 31, 2009 versus May 31, 2008. Agent Fees for the Exploration Stage totaled $1,852,500.

Professional and Consultant Fees

Professional and Consultant Fees were $9,500 and $50,560 versus $17,667 and $156,291 respectively for the three and nine month periods ended May 31, 2009 versus May 31, 2008. Professional and Consultant Fees for the Exploration Stage totaled $503,015. During the three months ended May 31, 2009, professional and consultant fees related to fees paid to our accountant and auditor.

Stock Based Compensation

Stock Based Compensation expenses totaled $nil and $nil versus $nil and $nil respectively for the three and six month periods ended May 31, 2009 versus May 31, 2008. During the Exploration Stage these costs totaled $6,975,491.

Investor Relations

Investor Relations expenses totaled $1,842 and $1,842 versus $3,828 and $61,536 respectively for the three month and nine periods ended May 31, 2009 versus May 31, 2008. For the Exploration Stage, Investor Relations expenses totaled $136,781. During the three months ended May 31, 2009, investor relations expenses related to press releases issued to disseminate investor information regarding current and past activities.

Administrative Expenses

Administrative Expenses totaled $2,840 and $10,927 versus $21,443 and $54,921 respectively for the three and nine month periods ended May 31, 2009 versus May 31, 2008. For the Exploration Stage, Administrative Expenses totaled $184,961. During the three months ended May 31, 2009, administrative expenses related to regulatory filing fees, courier charges and office supplies.

Net Income (Loss)

We experienced net income and net (losses) for the three and nine month periods ended May 31, 2009 and May 31, 2008 of $(40,611) and $(95,461) versus $(45,247) and $(1,509,763) respectively. The Net Loss for the Exploration Stage was $(23,342,901).

Net income and net (losses) per share were $nil and $nil versus $nil and $(0.04)for the three and nine month periods ended May 31, 2009 and May 31, 2008 respectively.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business. The Company’s principal sources of liquidity as of May 31, 2009, consisted of cash resources of $14,253, prepaid expenses of $4,125 and shareholder loans from a related party. Under the shareholder loans, loan advances to or on behalf of ADG or ADSI, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG or ADSI are required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG or ADSI at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $280,910 including accrued interest as of May 31, 2009.  Since Exploration Stage inception through to and including May 31, 2009, we have executed cash sales of our common shares totaling $7,193,860 through private placements.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in rapidly evolving markets. There can be no assurance that we will successfully address such risks, expenses and difficulties.

Employees

As of May 31, 2009, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Additionally our CEO was engaged on a consulting basis. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are not effective in reaching that level of assurance.

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

As of May 31, 2009, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of May 31, 2009, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control weaknesses:  (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control weakness has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports; and (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

Changes in Internal Control over Financial Reporting

During the third quarter of the Company’s fiscal year ended August 31, 2009, no material changes were made to the Company’s internal control over financial reporting

Remediation Plan

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the nine months ended May 31, 2009, the Company had a Net Loss of $(95,461). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the three months ended May 31, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended May 31, 2009, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

Cancellation of Acquisition of Ophir Exploration Inc.

On April 27, 2009, Asian Dragon and Ophir Exploration Inc. chose not to proceed with an acquisition agreement which was announced in a press release of March 13, 2009. Consequently, Ophir Exploration was not acquired by Asian Dragon and the appointment of Mr. Jean Pomerleau as a director and as President and CEO of Asian Dragon did not proceed. Mr. John Karlsson has agreed to remain as a director and President and CEO of the Company and direct its efforts to identify new investment opportunities.

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

Dated: July 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John Karlsson
John Karlsson	President & CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director and Board Chair	July 15, 2009

/s/ Jacques Trottier
Jacques Trottier	Director	July 15, 2009