Form 10-K/A
period 2007-08-31
ASIAN DRAGON GROUP INC.
filed 2009-10-13
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K/A -2

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

Documents incorporated by reference: None

NOTE:   This re-filed Annual Report on Form 10-K/A-2 includes the following changes: (i) The Company has determined  its previous recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended August 31, 2007, was not appropriate and these items have been eliminated from the attached restated financial statements; (ii) some columns in the Financial Statements where data has been amended are now labeled as ‘Restated’; and (iii) there is a re-positioning of non-cash expenditures on the Statements of Cash Flows.

This Report on Form 10-K/A-2 is being filed without audit for the year ended August 31, 2007. A re-audit of this fiscal year will be underway in the very near future.

ii

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

PART I
ITEM 1.	Description of Business	1
ITEM 1A.	Risk Factors	24
ITEM 1B.	Unresolved Staff Comments	29
ITEM 2.	Description of Property	28
ITEM 3.	Legal Proceedings	30
ITEM 4.	Submission of Matters to Vote of Security Holders	30

PART II
ITEM 5.	Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	30
ITEM 6.	Selected Financial Data	31
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	32
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
ITEM 8.	Financial Statements and Supplementary Data:	45
	Reports of Independent Registered Public Accounting Firms	46
	Restated Balance Sheets at August 31, 2007, August 31, 2006 and August 31, 2005	48
	Restated Statements of Operations for the years ended August 31, 2007, August 31, 2006 and August 31, 2005 and the Exploration Stage Period of August 15, 2006 to August 31, 2007	49
	Restated Statement of Stockholders’ Equity	50
	Restated Statements of Cash Flows for the years ended August 31, 2007, August 31, 2006 and August 31, 2005 and the Exploration Stage Period of August 15, 2006 to August 31, 2007	51
	Restated Supplemental Disclosure of Non-cash Investing and Financing Activities	53
	Notes to Financial Statements	54
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	85
ITEM 9A.	Controls and Procedures	85
ITEM 9B.	Other Information	86

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	87
ITEM 11.	Executive Compensation	90
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	91
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	93
ITEM 14.	Principal Accounting Fees and Services	93

PART IV
ITEM 15.	Exhibits, Financial Statements Schedules	94

SIGNATURES		95

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

World Fortune does not own the interests referenced in its agreement with Asian Dragon. World Fortune has an agreement with Luoyang Canadian United Mining Ltd. (“LCUML”) for those interests. LCUML owns the rights for the interests in the Xiaoquinling region of China, which were purchased from the Luoyang Jinjishan Gold Mine Company (“Luoyang Jinjishan”). World Fortune has represented that when they eventually assign the rights to Asian Dragon, those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. World Fortune has also represented that when the option is exercised, it will have the right and authority to transfer the rights to Asian Dragon.

It is also anticipated WFEI, in its role as Asian Dragon’s China Agent, will aid the Company in establishing a Chinese Registered Subsidiary which will be wholly owned by Asian Dragon. The mineral rights under this agreement will ultimately be transferred into this subsidiary.

Asian Dragon, WFEI, LCUML, and Luoyang Jinjishan are all independent parties and are dealing at arm’s length in these arrangements.

Asian Dragon is not a party to the agreement between World Fortune and LCUML, nor a party to the agreement between LCUML and Luoyang Jinjishan which previously owned the rights and may have little or no recourse on LCUML or Luoyang Jinjishan, in the event that the purchase agreement does not comply with their agreements with each other or World Fortune. However, Asian Dragon has received an attorney’s letter from Mr. Tian Huiquing, Kunda Law Office, Hunan, China stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

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

Subsequent to the end of the fiscal year ended August 31, 2007, on April 14, 2008 with the mutual consent of WFEI, the Jinjishan Agreement was replaced with the “Jinjishan (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $9,679,407 at August 31, 2007. This change has been incorporated into the attached restated financial statements.

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

World Fortune does not own the interests referenced in its agreement with Asian Dragon. World Fortune has an agreement with Henan Yunfeng Resource of Mining Development Co. (“Yunfeng”) for those interests. However, Yunfeng does not own the rights, but has entered into a purchase agreement with the Luoyang Longyu Jinmen Mines Limited Company (“Jinmen”) for the interests in the Xiaoquinling region of China. World Fortune has represented that when they eventually assign the rights to Asian Dragon, those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. World Fortune has also represented that when the option is exercised, it will have the right and authority to transfer the rights to Asian Dragon.

It is also anticipated WFEI, in its role as Asian Dragon’s China Agent, will aid the Company in establishing a Chinese Registered Subsidiary which will be wholly owned by Asian Dragon. The mineral rights under this agreement will ultimately be transferred into this subsidiary.

Asian Dragon, WFEI, Yunfeng, and Jinmen are all independent parties and are dealing at arm’s length in these arrangements.

Asian Dragon is not a party to the agreement between World Fortune and Yunfeng nor a party to the agreement between Yunfeng and Jinmen which owns the rights to the interests in the Xiaoquinling region of China and may have little or no recourse on Yunfeng or Jinmen, in the event that the purchase agreement does not comply with their agreements with each other or World Fortune. However, Asian Dragon has received an attorney’s letter from Mr. Tian Huiquing, Kunda Law Office, Hunan, China stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

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

Subsequent to the end of the fiscal year ended August 31, 2007, on April 14, 2008 with the mutual consent of WFEI, the Loning Agreement was replaced with the “Loning (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $9,679,407 at August 31, 2007. This change has been incorporated into the attached restated financial statements.

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
(ii)       US$10,000,000 – by June 1, 2009 for an additional 9.5% interest

World Fortune does not own the interests referenced in its agreement with Asian Dragon. World Fortune has an agreement with Luoning Fuding Mining Development, Ltd. (“Fuding”) for those interests. However, Fuding does not own the rights, but has entered into purchase agreements for those rights with the following four companies (collectively referenced herein as “the Fuding Rights Holders”): (i) in respect of the Luanchuan Mozigou Molybdenum Site: the Henan Geological Investigating Bureau of General Bureau Sino-Petrochemical Geological Mine; (ii) in respect of the Lushi Jiashapa Vanadium Site: the Lushi Geological Investigating Research Office; (iii) in respect of the Luoning Xiayu Fanggelewan Silver-Lead Site: the Luoning Xiayu Fanggelewan Mining Limited Company; and (v) in respect of the XWG Silver-Lead Site: the Lingbao Yida Mining Company. World Fortune has represented that when they eventually assign the rights to Asian Dragon, those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. World Fortune has also represented that when the option is exercised, it will have the right and authority to transfer the rights to Asian Dragon.

It is also anticipated WFEI, in its role as Asian Dragon’s China Agent, will aid the Company in establishing a Chinese Registered Subsidiary which will be wholly owned by Asian Dragon. The mineral rights under this agreement will ultimately be transferred into this subsidiary.

Asian Dragon, WFEI, Fuding, and the Fuding Rights Holders are all independent parties and are dealing at arm’s length in these arrangements.

Asian Dragon is not a party to the agreement between World Fortune and Fuding nor a party to the agreement between Fuding and the Fuding Rights Holders and may have little or no recourse should Fuding or the Fuding Rights Holders not comply with their agreements with each other or World Fortune. However, Asian Dragon has received an attorney’s letter from Mr. Tian Huiquing, Kunda Law Office, Hunan, China stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

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

Subsequent to the end of the fiscal year ended August 31, 2007, on April 14, 2008 with the mutual consent of WFEI, the Fuding Agreement was replaced with the “Fuding (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $9,679,407 at August 31, 2007. This change has been incorporated into the attached restated financial statements.

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

In order to retain the claims or leases,the following payments must be made per the noted schedules.

As outlined above, at August 31, 2007 the Company was required to complete full payment as per the payment schedules outlined in the agreements to retain the claims and/or leases, these are as follows:

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended August 31, 2007, the Company had an operating loss of $(21,487,020). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

ITEM 6. SELECTED FINANCIAL DATA

	Restated Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003
	$	$	$	$	$
Operating Revenue:
Quarter I - Three Months to November 30	-	n/a	n/a	n/a	n/a
Quarter II - Three Months to February 28	-	n/a	n/a	n/a	n/a
Quarter III- Three Months to May 31		n/a	n/a	n/a	n/a
Full Year – Twelve Months to August 31	-	-	n/a	n/a	n/a

Income/(Loss) from continuing operations:
Quarter I - Three Months to November 30	(1,063,943)	n/a	n/a	n/a	n/a
Quarter II - Three Months to February 28	(2,127,363)	n/a	n/a	n/a	n/a
Quarter III- Three Months to May 31	(1,536,105)	n/a	n/a	n/a	n/a
Full Year – Twelve Months to August 31	(21,487,020)	(1,424)	n/a	n/a	n/a

ITEM 6. SELECTED FINANCIAL DATA (continued)

	Restated Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003
	$	$	$	$	$
Earnings/(Loss) per share continuing operations:
Quarter I - Three Months to November 30	(0.03)	n/a	n/a	n/a	n/a
Quarter II - Three Months to February 28	(0.07)	n/a	n/a	n/a	n/a
Quarter III- Three Months to May 31	(0.05)	n/a	n/a	n/a	n/a
Full Year – Twelve Months to August 31	(0.65)	0.00	n/a	n/a	n/a

(Loss) from discontinued operations:
Quarter I - Three Months to November 30	n/a	(27,091)	(15,943)	(243)	n/a
Quarter II - Three Months to February 28	n/a	(16,449)	(23,197)	(4,131)	n/a
Quarter III- Three Months to May 31	n/a	(16,050)	(21,150)	(15,971)	n/a
Full Year – Twelve Months to August 31	n/a	(91,735)	(83,651)	(39,413)	(467)

(Loss) per share – discontinued operations:
Quarter I - Three Months to November 30	n/a	0.00	0.00	0.00	n/a
Quarter II - Three Months to February 28	n/a	0.00	0.00	0.00	n/a
Quarter III- Three Months to May 31	n/a	0.00	0.00	0.00	n/a
Full Year – Twelve Months to August 31	n/a	0.00	0.00	0.00	0.00

Cash:
Quarter I - Three Months to November 30	-	2,318	7,316	15,656	n/a
Quarter II - Three Months to February 28	-	1,139	6,226	30,510	n/a
Quarter III- Three Months to May 31	12,971	418	6,233	35,141	n/a
Full Year – Twelve Months to August 31	326,381	72	1,205	13,351	7,499

Total assets:
Quarter I - Three Months to November 30	2,003	4,231	13,485	16,013	n/a
Quarter II - Three Months to February 28	9,003	2,678	8,813	32,531	n/a
Quarter III- Three Months to May 31	24,067	1,418	8,315	37,235	n/a
Full Year – Twelve Months to August 31	1,326,381	2,075	4,012	15,582	7,945

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

Restatement of Previously Filed Financial Statements

Financial statements corrections, re-allocation and re-formatting changes included in this 10-K/A-2 version of these re-stated financial statements are as follows (changes made between the original 10-K and subsequent 10K/A versions are not included herein):

(i) The Company has determined  its previous recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended August 31, 2007, was not appropriate and these items have been eliminated from the attached restated financial statements;

Balance Sheet line items affected by these corrections are as follows:

Year ended August 31, 2007	Originally Reported	Adjustments	Restated

Commitments payable – current portion	$7,179,407	$(7,179,407)	$-
Total current liabilities	7,598,717	(7,179,407)	419,310
Commitments payable – long term portion	2,500,000	(2,500,000)	-
Long term liabilities	2,500,000	(2,500,000)	-
Total liabilities	10,098,717	(9,679,407)	419,310
Accumulated deficit in the exploration stage	(31,167,851)	9,679,407	(21,488,444)
Total stockholders’ equity (deficit)	(8,772,336)	9,679,407	907,071

(ii) Within the Statements of Operations for the year ended August 31, 2006 an amendment has been made to weighted average shares to correspond with changes made in the Statement of Stockholders’ Equity;

Statements of Operations line items affected by the above corrections are as follows:

Year ended August 31, 2007	Originally Reported	Adjustments	Restated

EXPENSES:
Exploration licenses	$21,852,000	$(9,679,407)	$12,172,593
Total expenses	31,166,337	(9,679,407)	21,476,930
Net loss from operations	(31,166,337)	9,679,407	(21,476,930
Net loss from continuing operations	(31,166,427)	9,679,407	(21,487,020)
Net loss	(31,166,427)	9,679,407	(21,487,020)
Loss per common share (Note 2), basic and diluted from continuing operations:	(0.95)	0.30	(0.65)
OTHER COMPREHENSIVE LOSS:
Net loss	(31,166,427)	9,679,407	(21,487,020)
Total other comprehensive (loss)	(31,178,924)	9,679,407	(21,499,517)
Year ended August 31, 2006	Originally Reported	Adjustments	Restated

Weighted average shares outstanding, basic and diluted	32,867,467	46,199,451	79,066,918

Exploration Stage August 15, 2006 through August 31, 2007	Originally Reported	Adjustments	Restated

EXPENSES:
Exploration licenses	$21,852,000	$(9,679,407)	$12,172,593
Total expenses	31,157,409	(9,679,407)	21,478.002
Net loss from operations	(31,157,409)	9,679,407	(21,478,002)
Net loss from continuing operations	(31,167,851)	9,679,407	(21,488,444)
Net loss	(31,382,956)	9,679,407	(21,703,549)
OTHER COMPREHENSIVE LOSS:
Net loss	(31,382,956)	9,679,407	(21,703,549)
Total other comprehensive (loss)	(31,395,453)	9,679,407	(21,716,046)

(iii) In the Statement of Shareholders’ Equity (Deficit) corrections have been made to re-allocate a share cancellation of 64,550,000 shares from the beginning of the table to placement within the section for the year ended August 31, 2006. This correction reflects a change from the treatment for this event used in the prior financial statements filed in our Report on Form 10-K/A and in our original Report on Form 10-K and includes an addition error correction regarding the data filed in the10-K/A. Changes in line items have also been made to add a column title ‘Accumulated Deficit’ which corresponds to changes made in the Balance Sheet and Statements of Operations regarding discontinued operations;

Statements of Stockholders Equity (Deficit) line items affected by these corrections are as follows:

Line Item: – column item changes	Originally Reported	Adjustments	Restated
(Comparative data:) Eliminations relating to data originally reported in 2006 10-K not carried forward in this report:

To give effect to 4 for 1 stock dividend:
- Accumulated Other Comprehensive Income	(462)	462	n/a
- Deficit Accumulated during Exploration Stage	(121,066)	121,066	n/a
- Total Stockholders’ Equity (Deficit)	(80,262)	80,262	n/a

Cancellation of common shares:
- Common Shares	(64,550,000)	64,550,000	n/a
- Common Stock	12,710	(12,710)	n/a
- Discount on Common Stock	7,309	(7,309)	n/a
- Paid-in Capital	(20,019)	20,019	n/a

Net loss for period from September 1, 2005 to August 15, 2006:
- Accumulated Other Comprehensive Income	(313)	313	n/a
- Deficit Accumulated during Exploration Stage	(93,264)	93,264	n/a
- Total Stockholders’ Equity (Deficit)	(93,577)	93,577	n/a

Net loss during Exploration Stage ended August 31, 2006:
- Deficit Accumulated during Exploration Stage	(1,424)	1,424	n/a
- Total Stockholders’ Equity (Deficit)	(1,424)	1,424	n/a

Line Item: – column item changes	Originally Reported	Adjustments	Restated

TABLE IN 10-K/A-2 REPORT:
Opening Stock balance:	n/a	19,315,000	19,315,000
- Common Shares	n/a	19,315	19,315
- Common Stock	n/a	(7,309)	(7,309)
- Discount on Common Stock	n/a	29,260	29,260
- Paid-in Capital	n/a	-	-
- Accumulated Other Comprehensive Income	n/a	-	-
- Accumulated Deficit	n/a	-	-
- Deficit Accumulated during Exploration Stage	n/a	-	-
- Total Stockholders’ Equity (Deficit)	n/a	-	-

Balance, August 31, 2004:
- Common Shares	n/a	96,575,000	96,575,000
- Common Stock	n/a	19,315	19,315
- Discount on Common Stock	n/a	(7,309)	(7,309)
- Paid-in Capital	n/a	29,260	29,260
- Accumulated Other Comprehensive Income	n/a	-	-
- Accumulated Deficit	n/a	(39,719)	(39,719)
- Deficit Accumulated during Exploration Stage	n/a	-	-
- Total Stockholders’ Equity (Deficit)	n/a	1,547	1,547

Net loss in 2005 from discontinued operations: – terminated subsidiary:
- Accumulated Deficit	n/a	(26,583)	(26,583)
- Total Stockholders’ Equity (Deficit)	n/a	(26,583)	(26,853)

Net loss in 2005 from discontinued operations: – change from Development to Exploration Stage:
- Accumulated Deficit	n/a	(57,068)	(57,068)
- Total Stockholders’ Equity (Deficit)	n/a	(57,068)	(57,068)

Balance, August 31, 2005:
- Common Shares	n/a	96,575,000	96,575,000
- Common Stock	n/a	19,315	19,315
- Discount on Common Stock	n/a	(7,309)	(7,309)
- Paid-in Capital	n/a	29,260	29,260
- Accumulated Other Comprehensive Income	n/a	-	-
- Accumulated Deficit	n/a	(123,370)	(123,370)
- Deficit Accumulated during Exploration Stage	n/a	-	-
- Total Stockholders’ Equity (Deficit)	n/a	(82,104)	(82,104)

Line Item: – column item changes	Originally Reported	Adjustments	Restated

TABLE IN 10-K/A-2 REPORT: (continued)
Cancellation of common shares August 8, 2006:
Common Shares	n/a	(64,550,000)	(64,550,000)
Common Stock	n/a	12,710	12,710
Discount on Common Stock	n/a	7,309	7,309
Paid-in Capital	n/a	(20,019)	(20,019)

Net loss in 2006 from discontinued operations: – terminated subsidiary:
- Accumulated Deficit	n/a	(24,720)	(24,720)
- Total Stockholders’ Equity (Deficit)	n/a	(24,720)	(24,720)

Net loss in 2006 from discontinued operations: – change from Development to Exploration Stage:
- Accumulated Deficit	n/a	(67,015)	(67,015)
- Total Stockholders’ Equity (Deficit)	n/a	(67,015)	(67,015)

Net loss Exploration Stage:
- Deficit Accumulated during Exploration Stage	n/a	(1,424)	(1,424)
- Total Stockholders’ Equity (Deficit)	n/a	(1,424)	(1,424)

Balance, August 31, 2006:
- Accumulated Other Comprehensive Income	(775)	775	-
- Accumulated Deficit	n/a	(215,105)	(215,105)
- Deficit Accumulated during Exploration Stage	(215,754)	214,330	(1,424)

Net loss for year ended August 31, 2007
- Deficit Accumulated during Exploration Stage	(31,166,427)	9,679,407	(21,487,020)
- Total Stockholders’ Equity (Deficit)	(31,178,924)	9,679,407	(21,499,517

Balance, August 31, 2007:
- Deficit Accumulated during Exploration Stage	(31,167,851)	9,679,407	(21,488,444)
- Total Stockholders’ Equity (Deficit)	(8,772,336)	9,679,407	907,071

(iv) In the Statement of Cash Flows a re-formatting and re-statement has been done to re-allocate discontinued operations cash flows from a separate section to placement within each of the Operating, Investing and Financing sections of the Statements of Cash Flows. Additionally, corresponding information has been added to the Supplemental Disclosure of Non-cash Investing and Financing Activities table;

A summary of corrections and re-allocations made to the Statements of Cash Flows and Supplemental Disclosure of Non-cash Investing and Financing Activities table are as follows:

Year ended August 31, 2007	Originally Reported	Adjustments	Restated
Net Loss for the period	$(31,166,427)	$9,679,407	$(21,487,020)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for compensation	n/a	1,150,000	1,150,000
Additional Paid-In Capital relating to Options – compensation expense	n/a	5,825,491	5,825,491
Common stock issued for license payments	n/a	7,050,000	7,050,000
Common stock issued for agent payments	n/a	1,762,500	1,762,500
Net change in operating assets and liabilities:
Commitments payable	9,679,407	(9,679,407)	-
Net cash provided (used) by operating activities	(22,308,993)	15,787,991	(6,521,002)

Cash flows from financing activities:
Common stock issued for compensation	1,150,000	(1,150,000)	n/a
Additional Paid-In Capital relating to Options – compensation expense	5,825,491	(5,825,491)	n/a
Common stock issued for license payments	7,050,000	(7,050,000)	n/a
Common stock issued for agent payments	1,762,500	(1,762,500)	n/a
Net cash provided by financing activities	22,647,799	15,787,991	6,859,808

Year ended August 31, 2006	Originally Reported	Adjustments	Restated
Cash flows from operating activities:
Net Loss for the period	$(1,424)	(91,735)	(93,159)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Cash flows fromdiscontinued operating activities:
- Net loss from terminated subsidiary	(24,720)	24,720	n/a
- Net loss from Development Stage period	(67,015)	67,015	n/a
Net cash provided (used) by discontinued operating activities:	(3,273)	3,273	n/a
Net cash provided (used) by operating activities	2,140	(84,000)	(81,860)

Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	n/a	607	607
Net cash provided (used) by investing activities	n/a	607	607

Exploration Stage August 15, 2006 through August 31, 2007	Originally Reported	Adjustments	Restated

Cash flows from operating activities:
Net Loss for the period	$(31,382,956)	$9,679,407	$(21,703,549)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for compensation	n/a	1,150,000	1,150,000
Additional Paid-In Capital relating to Options – compensation expense	n/a	5,825,491	5,825,491
Common stock issued for license payments	n/a	7,050,000	7,050,000
Common stock issued for agent payments	n/a	1,762,500	1,762,500
Accrued interest on shareholder loans related to discontinued operations	n/a	8,761	8,761
Depreciation related to discontinued operations	n/a	318	318
Common stock issued shareholder debt conversion related to discontinued operations	n/a	10,000	10,000
Net change in operating assets and liabilities:
Commitments payable	9,679,407	(9,679,407)	-
Net cash provided (used) by operating activities	(22,308,993)	15,604,706	(6,704,287)

Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	n/a	(318)	(318)
Net cash provided (used) by investing activities	n/a	(318)	(318)

Cash flows from financing activities:
Common stock issued for compensation	1,150,000	(1,150,000)	-
Additional Paid-In Capital relating to Options – compensation expense	5,825,491	(5,825,491)	-
Common stock issued for license payments	7,050,000	(7,050,000)	-
Common stock issued for agent payments	1,762,500	(1,762,500)	-
Common stock issued for cash related to discontinued operations	n/a	31,266	31,266
Net cash provided by financing activities	22,647,799	(15,604,388)	7,043,411

Supplemental Disclosure of Non-cash Investing and Financing Activities

Exploration Stage August 15, 2006 through August 31, 2007	Originally Reported	Adjustments	Restated

Common stock issued shareholder debt conversion related to discontinued operations	-	10,000	10,000

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
- Administrative Expenses

Exploration Licenses
As detailed in NOTES 4 and 5 in the financial statements included herein, costs for Exploration Licenses for the year ended August 31, 2007 totaled $12,172,593 compared with $Nil and $Nil respectively for  the years ended August 31, 2006 and August 31, 2005 . For the Exploration Stage, costs for Exploration Licenses totaled $12, 172, 593 . These costs included cash and share based payments made to World Fortune Enterprises Inc. (“WFEI”), and WFEI or its nominees in the case of share based payments, toward the purchase of exploration licenses for certain properties in China described in ITEM 2 in this Report. We anticipate these expenses will increase substantially in fiscal 2008 as we implement our business plans.

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

Net Loss

We incurred net operating losses from continuing operations of $(21,487,020), or $(0.65) per share (basic and fully diluted), for the year ended August 31, 2007 versus $(1,424), or $Nil per share, and $Nil, or $Nil per share, respectively for the years ended August 31, 2006 and August 31, 2005.  The Net Loss from continuing operations for the Exploration Stage was (21,488,444).

We incurred net  losses  of $(21,487,020), or $(0.65) per share (basic and fully diluted), for the year ended August 31, 2007 versus $(93,159), or $Nil per share, and $(83,651), or $Nil per share, respectively for the years ended August 31, 2006 and August 31, 2005.  The net loss  for the Exploration Stage was (21,703,549).

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

Contractual Obligations

At August 31, 2007 , the Company’s remaining commitments under its Exploration License Agreements, as referenced in NOTE 4 of our financial statements,  were as follows:

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

INDEX TO
FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	46

Financial Statements for the years ended August 31, 2007, August 31, 2006 and August 31, 2005, and for the Exploration Stage of August 15, 2006 to August 31, 2007:

Restated Balance Sheets	48

Restated Statements of Operations	49

Restated Statement of Stockholders’ Equity (Deficit)	50

Restated Statements of Cash Flows	51

Restated Supplemental Disclosure of Non-cash Investing and Financing Activities	53

Notes to Financial Statements	54

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

/s/ Miller and McCollom

MILLER AND McCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033

November 18, 2005

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Restated Balance Sheets

	Restated Year ended August 31, 2007 (Unaudited)	Year ended August 31, 2006	Year ended August 31, 2005

ASSETS

CURRENT ASSETS
Cash (Note 2)	$326,381	$72	$1,205
Prepaid expenses	-	-	2,200
Accounts receivable	-	2,003	-
Subscription receivable (Note 8)	1,000,000	-	-
Total current assets	1,326,381	2,075	3,405
PROPERTY AND EQUIPMENT
Office equipment, net of $318 accumulated depreciation at August 31, 2005	-	-	607
Total property and equipment	-	-	607
Total assets	$1,326,381	$2,075	$4,012

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	66,470	15,536	10,321
Account payable - related party ( Note 7)	75,000	-	-
Accrued liabilities	40,000	-	-
Shareholder loans (Notes 6 and 7)	237,840	161,802	75,795
Total current liabilities	$419,310	$177,338	$86,116

Total liabilities	$419,310	$177,338	$86,116

COMMITMENTS AND CONTINGENCIES (Notes 2 to 13)	-	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,275,000, 32,025,000 and 96,575,000 issued and outstanding at August 31, 2007, August 31, 2006 and August 31, 2005 respectively (Notes 2 and 8).	38,275	32,025	19,315
Discount on common stock	-	-	(7,309)
Paid-in Capital (Notes 8 and 9)	22,584,842	9,241	29,260
Accumulated deficit in the exploration stage (Note 2)	(21,488,444)	(1,424)	-
Accumulated deficit	(215,105)	(215,105)	(123,370)
Accumulated other comprehensive (loss) (Note 2)	(12,497)	-	-
Total stockholders’ (deficit)	907,071	(175,263)	(82,104)

Total liabilities and stockholders’ equity	$1,326,381	$2,075	$4,012

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Restated Statements of Operations

	Restated Year ended August 31, 2007 (Unaudited)		Year ended August 31, 2006		Year ended August 31, 2005		Restated Exploration Stage August 15, 2006 through August 31, 2007

EXPENSES:
Exploration licenses (including $7,050,000 in stock-based payments)		$12,172,593		$-		$-		$12,172,593
Exploration expenses		50,215		-		-		50,215
Agent fees (including $1,762,500 in stock-based payments)		1,822,500		-		-		1,822,500
Professional and consultant fees		271,414		1,001		-		272,414
Stock-based compensation – officers and directors		6,975,491		-		-		6,975,491
Investor relations		73,403		-		-		73,403
Administrative expenses		111,314		71		-		111,386
Total expenses		$(21,476,930)		$1,072		$-		$(21,478,002)

Net loss from operations		$(21,476,930)		$(1,072)		$-		$(21,478,002)
Interest expense		(10,090)		(352)		-		(10,442)
Net loss from continuing operations		$(21,487,020)		$(1,424)		$-		$(21,488,444)
Net loss from discontinued operations (Note 12) : – terminated subsidiary		-		(24,720)		(26,583)		(68,995)
– change from Development to Exploration Stage		-		(67,015)		(57,068)		(146,110)
Net Loss		$(21,487,020)		$(93,159)		$(83,651)		$(21,703,549)
Loss per common share (Note 2), basic and diluted from discontinued operations:	$	n/a	$	Nil	$	Nil		$1
Loss per common share (Note 2), basic and diluted from continuing operations:		$(0.65)	$	Nil	$	Nil	$
Weighted average shares outstanding , basic and diluted (Notes 2 and 8)		32,867,467		32,867,467		32,867,467		-
OTHER COMPREHENSIVE LOSS:
Net loss		$(21,487,020)		$(93,159)		$(83,651)		$(21,703,549)
Foreign currency translation adjustment		(12,497)		-		-		(12,497)
Total other comprehensive (loss)		$(21,499,517)		$(93,159)		$(83,651)		$(21,716,046)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Restated Statement of Stockholders’ Equity (Deficit)

	Common Shares	Common Stock	Discount on Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit		Deficit Accumulated during Exploration Stage		Total Stockholders’ Equity (Deficit)

Opening Stock balance	19,315,000	$19,315	$(7,309)	$29,260	$—	$			$—	$
To give effect to 4 for 1 stock dividend May 25, 2006	77,260,000	$—	$—	$—	$—		$—		$—		$—
Balance, August 31, 2004	96,575,000	$19,315	$(7,309)	$29,260	$—		$(39,719)	$			$1,547
Net loss in 2005 from discontinued operations: - terminated subsidiary	—	$—	$—	$—	$—		$(26,583)		$—		$(26,583)
- change from Development Stage to Exploration Stage	—	$—	$—	$—	$—		$(57,068)		$—		$(57,068)
Balance, August 31, 2005	96,575,000	$19,315	$(7,309)	$29,260	$—		$(123,370)		$—		$(82,104)
Cancellation of common shares August 8, 2006	(64,550,000)	$12,710	$7,309	$(20,019)	$—		$—		$—		$—
Net loss in 2006 from discontinued operations: - terminated subsidiary	—	$—	$—	$—	$—		$(24,720)		$—		$(24,720)
- change from Development Stage to Exploration Stage	—	$—	$—	$—	$—		$(67,015)		$—		$(67,015)
Net loss Exploration Stage	—	$—	$—	$—			$—		$(1,424)		$(1,424)
Balance, August 31, 2006	32,025,000	$32,025	$—	$9,241	$—		$(215,105)		$(1,424)		$(175,263)
Common shares issued for cash at $4.00 per share November 6, 2006	250,000	$250	$—	$999,750	$—		$—		$—		$1,000,000
Common shares issued for cash at $5.00 per share December 18, 2006	400,000	$400	$—	$1,999,600	$—		$—		$—		$2,000,000
Common shares issued for cash at $5.00 per share April 2, 2007	300,000	$300	$—	$1,499,700	$—		$—		$—		$1,500,000
Common shares issued as compensation and expensed at $2.30 per share June 15, 2007	500,000	$500	$—	$1,149,500	$—		$—		$—		$1,150,000
Common shares issued for cash at $2.22 per share June 18, 2007	450,000	$450	$—	$998,550	$—		$—		$—		$999,000
Common shares issued as Agent fees and expensed at $2.35 per share August 29, 2007	3,750,000	$3,750	$—	$8,808,750	$—		$—		$—		$8,812,500
Additional Paid-In Capital relating to options expensed at $2.13 per share August 31, 2007	—	$—	$—	$5,825,491	$—		$—		$—		$5,825,491
Common shares issued for cash at $2.1581 per share August 31, 2007	600,000	$600	$—	$1,294,260	$—		$—		$—		$1,294,860
Restated Net loss for year ended August 31, 2007 (Unaudited)	—	$—	$—	$—	$(12,497)		$—		$(21,487,020)		$(21,499,517)
Restated Balance, August 31, 2007 (Unaudited)	38,275,000	$38,275	$—	$22,584,842	$(12,497)		$(215,105)		$(21,488,444)		$907,071

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Restated Statements of Cash Flows

	Restated Year ended August 31, 2007 (Unaudited)	Year ended August 31, 2006	Year ended August 31, 2005	Restated Exploration Stage August 15, 2006 through August 31, 2007
Cash flows from operating activities:
Net Loss for the period	$(21,487,020)	$(93,159)	$(83,651)	$(21,703,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	10,090	352	-	10,442
Common stock issued for compensation	1,150,000	-	-	1,150,000
Additional Paid-In Capital relating to Options – compensation expense	5,825,491	-	-	5,825,491
Common stock issued for license payments	7,050,000	-	-	7,050,000
Common stock issued for agent payments	1,762,500	-	-	1,762,500
Accrued interest on shareholder loans related to discontinued operations	-	5,712	2,136	8,761
Depreciation related to discontinued operations	-	-	194	318
Common stock issued shareholder debt conversion related to discontinued operations	-	-	-	10,000
Net change in operating assets and liabilities:
Accounts receivable	2,003	(2,003)	-
Subscription receivable	(1,000,000)	-	-	(1,000,000)
Prepaid expenses	-	-	-
Accounts payable and accrued liabilities	165,934	5,215	-	181,470
Prepaid expenses related to discontinued operations	-	2,200	(394)	9,500
Accounts payable and accrued liabilities related to discontinued operations	-	(177)	4,029	(9,220)
Net cash provided (used) by operating activities	(6,521,002)	(81,860)	(77,686)	(6,704,287)
(continued)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Restated Statements of Cash Flows

	Restated Year ended August 31, 2007 (Unaudited)	Year ended August 31, 2006	Year ended August 31, 2005	Restated Exploration Stage August 15, 2006 through August 31, 2007
(continued)
Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	-	607	(376)	(318)
Net cash provided (used) by investing activities	-	607	(376)	(318)

Cash flows from financing activities:
Common stock issued for cash	6,793,860	-	-	6,793,860
Shareholder loans	65,948	-	-	65,596
Common stock issued for cash related to discontinued operations	-	-	-	31,266
Shareholder loans related to discontinued operations	-	80,120	65,916	152,689
Net cash provided by financing activities	6,859,808	80,120	65,916	7,043,411

Effect of foreign currency translation	(12,497)	-	-	(12,497)

Net increase (decrease) in cash	326,309	(1,133)	(12,146)	326,309

Cash, beginning of period	72	1,205	13,351	72

Cash, end of period	$326,381	$72	$1,205	$326,381

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Restated Supplemental Disclosure of Non-cash Investing and Financing Activities

	Year ended August 31, 2007 (Unaudited)	Year ended August 31, 2006	Year ended August 31, 2005	Restated Exploration Stage August 15, 2006 through August 31, 2007

Common stock issued for compensation	1,150,000	-	-	1,150,000
Additional Paid-In Capital relating to Options	5,825,491	-	-	5,825,491
Common stock issued for license fee payments	7,050,000	-	-	7,050,000
Common stock issued for agent fee payments	1,762,500	-	-	1,762,500
Common stock issued shareholder debt conversion related to discontinued operations	-	-	-	10,000

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

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements (Unaudited)

Exploration Rights and Mineral Property Rights Acquisitions and Exploration Expenditures

Exploration rights and mineral property rights acquisitions include acquired interests in production, development and exploration stage properties (“Acquired Interests”). As required by FASB EITF 04-2, Acquired Interests are capitalized at their fair value at the acquisition date, either as an individual asset purchase or as part of a business combination. Acquired Interests are only capitalized when the Company has fully acquired legal title to the Acquired Interests and has attained the legal right to initiate exploration activities or begin mining. In situations (such as exist under the Jinjishan Agreement, the Loning Agreement, and the Fuding Agreement) where the Company has not acquired full legal title to  Acquired Interests, the Company follows a policy of expensing payments made toward acquisition of exploration licenses. (This method for the treatment of exploration license payments for the three named agreements is used because the Company is not in a position to treat exploration license payments as assets until such time as it has fulfilled its purchase agreements and has attained full legal title to the underlying exploration licenses. Because there is no legal title, the underlying licenses do not qualify as mineral rights as defined by EITF 04-2 because no ‘acquisition’ has taken place and the Company does not legally own the licenses).

Until the Company has established the existence of proven or probable mineral reserves, as defined by Industry Guide 7, costs for exploration, including the building of infrastructure, will be expensed and recorded as ‘Exploration Costs’. At such time that the Company has established the existence of proven or probable reserves,  mine development costs incurred either to develop new ore deposits, expand the capacity of mines, build the infrastructure necessary to extract resources, or to develop mine areas substantially in advance of current production will be capitalized and recorded as ‘Development Costs’.

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

NOTE 3 – Basis of Presentation

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had an operating loss in the current year of $(21,487,020) and has accumulated an operating losses since its inception, a deficit in working capital and stockholders equity, is in default on its commitments  and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

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

World Fortune does not own the interests referenced in its agreement with Asian Dragon. World Fortune has an agreement with Luoyang Canadian United Mining Ltd. (“LCUML”) for those interests. LCUML owns the rights for the interests in the Xiaoquinling region of China, which were purchased from the Luoyang Jinjishan Gold Mine Company (“Luoyang Jinjishan”) . World Fortune has represented that when they eventually assign the rights to Asian Dragon, those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. World Fortune has also represented that when the option is exercised, it will have the right and authority to transfer the rights to Asian Dragon.

It is also anticipated WFEI, in its role as Asian Dragon’s China Agent, will aid the Company in establishing a Chinese Registered Subsidiary which will be wholly owned by Asian Dragon. The mineral rights under this agreement will ultimately be transferred into this subsidiary.

Asian Dragon, WFEI, LCUML, and Luoyang Jinjishan are all independent parties and are dealing at arm’s length in these arrangements.

Asian Dragon is not a party to the agreement between World Fortune and LCUML, nor a party to the agreement between LCUML and Luoyang Jinjishan which previously owned the rights and may have little or no recourse on LCUML, or Luoyang Jinjishan, in the event that the purchase agreement does not comply with their agreements with each other or World Fortune. However, Asian Dragon has received an attorney’s letter from Mr. Tian Huiquing, Kunda Law Office, Hunan, China stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

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

Subsequent to the end of the fiscal year ended August 31, 2007, on April 14, 2008 with the mutual consent of WFEI, the Jinjishan Agreement was replaced with the “Jinjishan (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $9,679,407 at August 31, 2007. This change has been incorporated into the attached restated financial statements.

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

World Fortune does not own the interests referenced in its agreement with Asian Dragon. World Fortune has an agreement with Henan Yunfeng Resource of Mining Development Co. (“Yunfeng”) for those interests. However, Yunfeng does not own the rights, but has entered into a purchase agreement for the interests with the Luoyang Longyu Jinmen Mines Limited Company (“Jinmen”). World Fortune has represented that when they eventually assign the rights to Asian Dragon, those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. World Fortune has also represented that when the option is exercised, it will have the right and authority to transfer the rights to Asian Dragon.

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements (Unaudited)

It is also anticipated WFEI, in its role as Asian Dragon’s China Agent, will aid the Company in establishing a Chinese Registered Subsidiary which will be wholly owned by Asian Dragon. The mineral rights under this agreement will ultimately be transferred into this subsidiary.

Asian Dragon, WFEI, Yunfeng, and Jinmen are all independent parties and are dealing at arm’s length in these arrangements.

Asian Dragon is not a party to the agreement between World Fortune and Yunfeng nor a party to the agreement between Yunfeng and Jinmen and may have little or no recourse on Yunfeng, or Jinmen, in the event that the purchase agreement does not comply with their agreements with each other or World Fortune. However, Asian Dragon has received an attorney’s letter from Mr. Tian Huiquing, Kunda Law Office, Hunan, China stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.
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

Subsequent to the end of the fiscal year ended August 31, 2007, on April 14, 2008 with the mutual consent of WFEI, the Loning Agreement was replaced with the “Loning (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $9,679,407 at August 31, 2007. This change has been incorporated into the attached restated financial statements.

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

Asian Dragon entered into an agreement with World Fortune Enterprise, Inc. effective August 29, 2007, to acquire an interest in certain property interests in the Xiaoquinling region of China. Under this agreement Asian Dragon will assume the payment responsibilities of World Fortune for the various rights and interests.

World Fortune does not own the interests referenced in its agreement with Asian Dragon. World Fortune has an agreement with Luoning Fuding Mining Development, Ltd. (“Fuding”) for those interests. However, Fuding does not own the rights, but has entered into purchase agreements for those rights with the following four companies (collectively referenced herein as “the Fuding Rights Holders”): (i) in respect of the Luanchuan Mozigou Molybdenum Site: the Henan Geological Investigating Bureau of General Bureau Sino-Petrochemical Geological Mine; (ii) in respect of the Lushi Jiashapa Vanadium Site: the Lushi Geological Investigating Research Office; (iii) in respect of the Luoning Xiayu Fanggelewan Silver-Lead Site: the Luoning Xiayu Fanggelewan Mining Limited Company; and (v) in respect of the XWG Silver-Lead Site: the Lingbao Yida Mining Company. World Fortune has represented that when they eventually assign the rights to Asian Dragon, those rights will be free and clear of all transfer, assignment, liens, charges, or encumbrances of any kind. World Fortune has also represented that when the option is exercised, it will have the right and authority to transfer the rights to Asian Dragon.

It is also anticipated WFEI, in its role as Asian Dragon’s China Agent, will aid the Company in establishing a Chinese Registered Subsidiary which will be wholly owned by Asian Dragon. The mineral rights under this agreement will ultimately be transferred into this subsidiary.

Asian Dragon, WFEI, Fuding, and the Fuding Rights Holders are all independent parties and are dealing at arm’s length in these arrangements.

Asian Dragon is not a party to the agreement between World Fortune and Fuding nor a party to the agreement between Fuding and Fuding Rights Holders and may have little or no recourse should Fuding, or the Fuding Rights Holders, not comply with their agreements with each other or World Fortune. However, Asian Dragon has received an attorney’s letter from Mr.Tian Huiquing, Kunda Law Office, Hunan, stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

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

Subsequent to the end of the fiscal year ended August 31, 2007, on April 14, 2008 with the mutual consent of WFEI, the Fuding Agreement was replaced with the “Fuding (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $9,679,407 at August 31, 2007. This change has been incorporated into the attached restated financial statements.

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

The commitments referred to under its Agreements referenced in NOTE 4 are as follows:

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

On August 8, 2006, the Board of Directors authorized the cancellation of 64,550,000 shares of its common stock which were submitted for cancellation by a former director (see Note 12 below for further detail). This cancellation of these 64, 550,000 required a special accounting treatment because these particular shares had previously been revalued when they were part of a reverse merger transaction in 2003. This previous revaluation had been necessitated because the 64,550,000 shares had been issued to the former director prior to the issuing company (the ‘target company’) being acquired in a reverse takeover on October 31, 2003. When the reverse takeover took place, the total par value of the acquired shares of the target company was higher than the book value of the new combined company. As a result a recapitalization of share capital was required and a ‘Discount on Common Stock’ of $(7,309) arose.  Subsequently in 2006 when these particular shares were submitted for cancellation by the former director, another revaluation was required to eliminate the Discount on Common Stock. This cancellation resulted in the revaluation of share capital as follows: (i) Common Stock was revalued from $19,315 to $32,025, based on par value of $0.001 times the residual float of 32,025,000 common shares; (ii) the previously recorded Discount on Common Stock of $(7,309) was eliminated; and (iii) Paid In Capital was adjusted from $29,260 to $9,241.

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

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward*	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2005	$(81,515)	2025	$28,530	$(28,530)	$—
2006	$(87,905)	2026	$31,483	$(31,483)	$—
2007	$(21,487,020)	2027	$7,520,457	$(7,520,457)	$—
	$(21,656,440)		$7,580,470	$(7,580,470)	$—
*(excludes non-deductible related party interest accrual)

  The total valuation allowance for the year ended August 31, 2007 is $(7,580,470) which increased by $(7,520,457) for the reported period.

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

The wind-up of Galaxy was included as a term in a share purchase agreement (the Control Transaction Agreement”). Galaxy was designated in the Control Transaction Agreement as the “subsidiary in Romania”. The Control Transaction Agreement also included a provision (referenced in the second paragraph of Note 8 above) wherein a former director of the Company submitted 64,550,000 shares of the Company for cancellation as part of a Change of Control share transaction which effected a change in the ownership and control of the Company.

The wind-up of Galaxy and the Change of Control transaction which included the cancellation of shares were included in the same Control Transaction Agreement, but these events were not directly related. The valuation of the Asian Dragon shares cancelled and the Asian Dragon shares purchased under the Control Transaction Agreement were not based in any way on any valuation of Galaxy’s remaining assets at the time of the wind-up. Rather, as detailed in Note 12 below, the Company “...disposed of all Galaxy’s property and equipment to the Company’s former CEO for the un-depreciated value of the assets (which gave rise to no gain or loss for Galaxy).”

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

(ii) CHANGE FROM DEVELOPMENT STAGE COMPANY TO EXPLORATION STAGE COMPANY:

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

Subsequent to the end of the fiscal year ended August 31, 2007, Mr. Daniel Hachey resigned as a director of the Company for personal reasons.

Subsequent to the end of the fiscal year ended August 31, 2007, on April 14, 2008 with the mutual consent of WFEI, the Jinjishan, Loning and Fuding Agreements were replaced with the “Jinjishan (Revised) Agreement”, the “Loning (Revised) Agreement” and the “Fuding (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $9,679,407 at August 31, 2007. This change has been incorporated into the attached restated financial statements.

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

NOTE 14 – Restatement of Previously Filed Financial Statements

Financial statements corrections, re-allocation and re-formatting changes included in this 10-K/A-2 version of these re-stated financial statements are as follows:

(i) The Company has determined  its previous recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended August 31, 2007, was not appropriate and these items have been eliminated from the attached restated financial statements; (ii) The Accumulated Deficit data recorded on the Balance Sheet for the years ended August 31, 2007 and August 31, 2006 has been re-allocated into one part showing the period from August 15, 2006 to August 31, 2007 (the “Exploration Stage”), labeled ‘Accumulated deficit in the exploration stage’; and, a separate part for the prior development stage showing the period prior to August 15, 2006, labeled ‘Accumulated Deficit’;

Balance Sheet line items affected by these corrections are as follows:

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements (Unaudited)

Year ended August 31, 2007	Originally Reported	Adjustments	Restated

Commitments payable – current portion	$7,179,407	$(7,179,407)	$-
Total current liabilities	7,598,717	(7,179,407)	419,310
Commitments payable – long term portion	2,500,000	(2,500,000)	-
Long term liabilities	2,500,000	(2,500,000)	-
Total liabilities	10,098,717	(9,679,407)	419,310
Accumulated deficit in the exploration stage	(31,167,851)	9,679,407	(21,488,444)
Total stockholders’ equity (deficit)	(8,772,336)	9,679,407	907,071

 (ii) Within the Statements of Operations for the year ended August 31, 2006 an amendment has been made to weighted average shares to correspond with changes made in the Statement of Stockholders’ Equity;

 Statements of Operations line items affected by the above corrections are as follows:

Year ended August 31, 2007	Originally Reported	Adjustments	Restated

EXPENSES:
Exploration licenses	$21,852,000	$(9,679,407)	$12,172,593
Total expenses	31,166,337	(9,679,407)	21,476,930
Net loss from operations	(31,166,337)	9,679,407	(21,476,930
Net loss from continuing operations	(31,166,427)	9,679,407	(21,487,020)
Net loss	(31,166,427)	9,679,407	(21,487,020)
Loss per common share (Note 2), basic and diluted from continuing operations:	(0.95)	0.30	(0.65)
OTHER COMPREHENSIVE LOSS:
Net loss	(31,166,427)	9,679,407	(21,487,020)
Total other comprehensive (loss)	(31,178,924)	9,679,407	(21,499,517)

Year ended August 31, 2006	Originally Reported	Adjustments	Restated

Weighted average shares outstanding , basic and diluted	32,867,467	46,199,451	79,066,918

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements (Unaudited)

Exploration Stage August 15, 2006 through August 31, 2007	Originally Reported	Adjustments	Restated

EXPENSES:
Exploration licenses	$21,852,000	$(9,679,407)	$12,172,593
Total expenses	31,157,409	(9,679,407)	21,478.002
Net loss from continuing operations	(31,167,851)	9,679,407	(21,488,444)
Net loss	(31,382,956)	9,679,407	(21,703,549)
OTHER COMPREHENSIVE LOSS:
Net loss	(31,382,956)	9,679,407	(21,703,549)
Total other comprehensive (loss)	(31,395,453)	9,679,407	(21,716,046)

(iii) In the Statement of Shareholders’ Equity (Deficit) corrections have been made to re-allocate a share cancellation of 64,550,000 shares from the beginning of the table to placement within the section for the year ended August 31, 2006. This correction reflects a change from the treatment for this event used in the prior financial statements filed in our Report on Form 10-K/A and in our original Report on Form 10-K and includes an addition error correction regarding the data filed in the10-K/A. Changes in line items have also been made to add a column title ‘Accumulated Deficit’ which corresponds to changes made in the Balance Sheet and Statements of Operations regarding discontinued operations;

Statements of Stockholders Equity (Deficit) line items affected by these corrections are as follows:

Line Item: – column item changes	Originally Reported	Adjustments	Restated
Eliminations relating to data originally reported in 2006 10-K not carried forward in this report:

To give effect to 4 for 1 stock dividend:
- Accumulated Other Comprehensive Income	(462)	462	n/a
- Deficit Accumulated during Exploration Stage	(121,066)	121,066	n/a
- Total Stockholders’ Equity (Deficit)	(80,262)	80,262	n/a

Cancellation of common shares:
- Common Shares	(64,550,000)	64,550,000	n/a
- Common Stock	12,710	(12,710)	n/a
- Discount on Common Stock	7,309	(7,309)	n/a
- Paid-in Capital	(20,019)	20,019	n/a

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements (Unaudited)

Line Item: – column item changes	Originally Reported	Adjustments	Restated

Eliminations relating to data originally reported in 2006 10-K not carried forward in this report: (continued)
Net loss for period from September 1, 2005 to August 15, 2006:
- Accumulated Other Comprehensive Income	(313)	313	n/a
- Deficit Accumulated during Exploration Stage	(93,264)	93,264	n/a
- Total Stockholders’ Equity (Deficit)	(93,577)	93,577	n/a

Net loss during Exploration Stage ended August 31, 2006:
- Deficit Accumulated during Exploration Stage	(1,424)	1,424	n/a
- Total Stockholders’ Equity (Deficit)	(1,424)	1,424	n/a
Line Item: – column item changes	Originally Reported	Adjustments	Restated
TABLE IN 10-K/A-2 REPORT:
Opening Stock balance:	n/a	19,315,000	19,315,000
- Common Shares	n/a	19,315	19,315
- Common Stock	n/a	(7,309)	(7,309)
- Discount on Common Stock	n/a	29,260	29,260
- Paid-in Capital	n/a	-	-
- Accumulated Other Comprehensive Income	n/a	-	-
- Accumulated Deficit	n/a	-	-
- Deficit Accumulated during Exploration Stage	n/a	-	-
- Total Stockholders’ Equity (Deficit)	n/a	-	-

Balance, August 31, 2004:
- Common Shares	n/a	96,575,000	96,575,000
- Common Stock	n/a	19,315	19,315
- Discount on Common Stock	n/a	(7,309)	(7,309)
- Paid-in Capital	n/a	29,260	29,260
- Accumulated Other Comprehensive Income	n/a	-	-
- Accumulated Deficit	n/a	(39,719)	(39,719)
- Deficit Accumulated during Exploration Stage	n/a	-	-
- Total Stockholders’ Equity (Deficit)	n/a	1,547	1,547
(continued)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements (Unaudited)

Line Item: – column item changes	Originally Reported	Adjustments	Restated
(continued)
Net loss in 2005 from discontinued operations: – terminated subsidiary:
- Accumulated Deficit	n/a	(26,583)	(26,583)
- Total Stockholders’ Equity (Deficit)	n/a	(26,583)	(26,853)
Net loss in 2005 from discontinued operations: – change from Development to Exploration Stage:
- Accumulated Deficit	n/a	(57,068)	(57,068)
- Total Stockholders’ Equity (Deficit)	n/a	(57,068)	(57,068)

Balance, August 31, 2005:
- Common Shares	n/a	96,575,000	96,575,000
- Common Stock	n/a	19,315	19,315
- Discount on Common Stock	n/a	(7,309)	(7,309)
- Paid-in Capital	n/a	29,260	29,260
- Accumulated Other Comprehensive Income	n/a	-	-
- Accumulated Deficit	n/a	(123,370)	(123,370)
- Deficit Accumulated during Exploration Stage	n/a	-	-
- Total Stockholders’ Equity (Deficit)	n/a	(82,104)	(82,104)

Cancellation of common shares August 8, 2006:
Common Shares	n/a	(64,550,000)	(64,550,000)
Common Stock	n/a	12,710	12,710
Discount on Common Stock	n/a	7,309	7,309
Paid-in Capital	n/a	(20,019)	(20,019)

Net loss in 2006 from discontinued operations: – terminated subsidiary:
- Accumulated Deficit	n/a	(24,720)	(24,720)
- Total Stockholders’ Equity (Deficit)	n/a	(24,720)	(24,720)

Net loss in 2006 from discontinued operations: – change from Development to Exploration Stage:
- Accumulated Deficit	n/a	(67,015)	(67,015)
- Total Stockholders’ Equity (Deficit)	n/a	(67,015)	(67,015)

Net loss Exploration Stage:
- Deficit Accumulated during Exploration Stage	n/a	(1,424)	(1,424)
- Total Stockholders’ Equity (Deficit)	n/a	(1,424)	(1,424)

Balance, August 31, 2006:
- Accumulated Other Comprehensive Income	(775)	775	-
- Accumulated Deficit	n/a	(215,105)	(215,105)
- Deficit Accumulated during Exploration Stage	(215,754)	214,330	(1,424)
(continued)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements (Unaudited)

Line Item: – column item changes	Originally Reported	Adjustments	Restated
(continued)
Net loss for year ended August 31, 2007
- Deficit Accumulated during Exploration Stage	(31,166,427)	9,679,407	(21,487,020)
- Total Stockholders’ Equity (Deficit)	(31,178,924)	9,679,407	(21,499,517

Balance, August 31, 2007:
- Deficit Accumulated during Exploration Stage	(31,167,851)	9,679,407	(21,488,444)
- Total Stockholders’ Equity (Deficit)	(8,772,336)	9,679,407	907,071

(iv) In the Statement of Cash Flows a re-formatting and re-statement has been done to re-allocate discontinued operations cash flows from a separate section to placement within each of the Operating, Investing and Financing sections of the Statements of Cash Flows. Additionally, corresponding information has been added to the Supplemental Disclosure of Non-cash Investing and Financing Activities table;

A summary of corrections and re-allocations made to the Statements of Cash Flows and Supplemental Disclosure of Non-cash Investing and Financing Activities table are as follows:

Year ended August 31, 2007	Originally Reported	Adjustments	Restated

Net Loss for the period	$(31,166,427)	$9,679,407	$(21,487,020)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for compensation	n/a	1,150,000	1,150,000
Additional Paid-In Capital relating to Options – compensation expense	n/a	5,825,491	5,825,491
Common stock issued for license payments	n/a	7,050,000	7,050,000
Common stock issued for agent payments	n/a	1,762,500	1,762,500
Net change in operating assets and liabilities:
Commitments payable	9,679,407	(9,679,407)	-
Net cash provided (used) by operating activities	(22,308,993)	15,787,991	(6,521,002)

Cash flows from financing activities:
Common stock issued for compensation	1,150,000	(1,150,000)	n/a
Additional Paid-In Capital relating to Options – compensation expense	5,825,491	(5,825,491)	n/a
Common stock issued for license payments	7,050,000	(7,050,000)	n/a
Common stock issued for agent payments	1,762,500	(1,762,500)	n/a
Net cash provided by financing activities	22,647,799	15,787,991	6,859,808

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements (Unaudited)

Year ended August 31, 2006	Originally Reported	Adjustments	Restated

Cash flows from operating activities:
Net Loss for the period	$(1,424)	(91,735)	(93,159)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Cash flows from discontinued operating activities
- Net loss from terminated subsidiary	(24,720)	24,720	n/a
- Net loss from Development Stage period	(67,015)	67,015	n/a
Net cash provided (used) by discontinued operating activities:	(3,273)	3,273	n/a
Net cash provided (used) by operating activities	2,140	(84,000)	(81,860)

Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	n/a	607	607
Net cash provided (used) by investing activities	n/a	607	607

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements (Unaudited)

Exploration Stage August 15, 2006 through August 31, 2007	Originally Reported	Adjustments	Restated

Cash flows from operating activities:
Net Loss for the period	$(31,382,956)	$9,679,407	$(21,703,549)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for compensation	n/a	1,150,000	1,150,000
Additional Paid-In Capital relating to Options – compensation expense	n/a	5,825,491	5,825,491
Common stock issued for license payments	n/a	7,050,000	7,050,000
Common stock issued for agent payments	n/a	1,762,500	1,762,500
Accrued interest on shareholder loans related to discontinued operations	n/a	8,761	8,761
Depreciation related to discontinued operations	n/a	318	318
Common stock issued shareholder debt conversion related to discontinued operations	n/a	10,000	10,000
Net change in operating assets and liabilities:
Commitments payable	9,679,407	(9,679,407)	-
Net cash provided (used) by operating activities	(22,296,532)	15,592,245	(6,704,287)

Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	n/a	(318)	(318)
Net cash provided (used) by investing activities	n/a	(318)	(318)

Cash flows from financing activities:
Common stock issued for compensation	1,150,000	(1,150,000)	-
Additional Paid-In Capital relating to Options – compensation expense	5,825,491	(5,825,491)	-
Common stock issued for license payments	7,050,000	(7,050,000)	-
Common stock issued for agent payments	1,762,500	(1,762,500)	-
Common stock issued for cash related to discontinued operations	n/a	31,266	31,266
Net cash provided by financing activities	22,647,799	(15,604,388)	7,043,411

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements (Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities

Exploration Stage August 15, 2006 through August 31, 2007	Originally Reported	Adjustments	Restated

Common stock issued shareholder debt conversion related to discontinued operations	-	10,000	10,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not effective in ensuring that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Management’s Report on Internal Control over Financial Reporting

The Company's design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are not effective. Material weaknesses identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management has concluded that there is more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

Remediation Plan

Subsequent to August 31, 2007, we have begun work to remediate the material weaknesses identified in our internal control over financial reporting described above, including specific remediation initiatives described below.

Insufficient dedication of resources to administrative functions. We have focused intensive efforts on re-aligning management duties to ensure a number of control deficiencies related to the documentation of expenses relating to our international activities are addressed in an effective and timely manner.

Ineffective Controls related to the Entering of Transactions into the General Ledger, Preparation of Certain Account Analyses, Account Summaries, and Account Reconciliations. We have determined a more detailed review for accounts was necessary in connection with our quarterly and annual financial reporting process. The Company has developed a more intensive financial close process to ensure a thorough review of entering transactions into the general ledger is performed, supporting schedules are adequately prepared and/or reviewed, and that they included adequate supporting documentation.

Addition of staff
We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

Changes in Internal Control over Financial Reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the last fiscal that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

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

All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 – $Nil – Schumacher & Associates Inc.
2006 – $Nil – Schumacher and Associates Inc.
2005 – $Nil – Miller and McCollom

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit Description

3.1	Articles of Incorporation*

3.2	Certificate of Amendment of Articles of Incorporation*

3.2	Bylaws*

10.4	World Fortune Enterprise Inc. Agency and Cooperative Agreement**

10.5	Share Transfer Agreement +

14.1	Code of Ethics***

31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed as an exhibit to our registration statement on Form SB-2 filed March 22, 2005 and incorporated here by reference.
**   Filed as an exhibit to a Form 10-Q filed January 22, 2007 and incorporated here by reference.
*** Filed as an exhibit to a Form 10-K filed December 14, 2007 and incorporated here by reference.
+ Filed as an exhibit to a Form 10-K/A filed September 10, 2008 and incorporated here by reference.

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

Dated: October 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John Karlsson	President & CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director and Board Chair	October 13, 2009
John Karlsson