Form 10-Q/A
period 2007-11-30
ASIAN DRAGON GROUP INC.
filed 2009-10-14
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q/ A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐   No ☒

The issuer had 38,275,000 shares of common stock issued and outstanding as of April 23, 2009.

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

NOTE:   This re-filed Quarterly Report on Form 10-Q/A includes the following changes: (i) The Company has determined  its previous recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended August 31, 2007, was not appropriate and these items have been eliminated from the attached restated financial statements; (ii) re-formatting and amendment of financial information regarding discontinued operations in the Statements of Operations and Statements of Cash Flows; (iii) a re-positioning of non-cash expenditures on the Statements of Cash Flows; (iv) a re-allocation of accumulated deficit data recorded on the Balance Sheet into the period prior to August 15, 2006 (now labeled ‘Accumulated Deficit’) and the period subsequent to the reset of the Development Stage (now labeled ‘Accumulated deficit in the exploration stage’); (v) amendments to information in Item 4 – Controls and Procedures; and (vi) detailed descriptions of allocation changes have been included as Note 9 in the Notes to Financial Statements.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Restated Balance Sheets

	Restated November 30, 2007 (Unaudited)	Restated Year ended August 31, 2007 (Unaudited)
ASSETS
CURRENT ASSETS
Cash	$161,722	$326,381
Prepaid expenses	17,305	-
Subscription receivable (Note 7)	-	1,000,000
Total current assets	179,027	1,326,381

Total assets	$179,027	$1,326,381

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,030	$66,470
Account payable - related party ( Note 6)	-	75,000
Accrued liabilities	8,500	40,000
Shareholder loans (Notes 5 and 6)	187,302	237,840
Total current liabilities	$196,832	$419,310
Total liabilities	$196,832	$419,310

COMMITMENTS AND CONTINGENCIES (Notes 4,5,6 and 8)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,275,000 issued and outstanding at November 30, 2007 and August 31, 2007 respectively (Note 7)	38,275	38,275
Paid-in Capital (Notes 7)	22,584,842	22,584,842
Accumulated deficit in the exploration stage	(22,426,350)	(21,488,444)
Accumulated deficit	(215,105)	(215,105)
Accumulated other comprehensive income (loss)	533	(12,497)
Total stockholders’ equity (deficit)	(17,805)	907,071

Total liabilities and stockholders’ equity	$179,027	$1,326,381

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Restated Statements of Operations
(Unaudited)

	Restated Three Months ending November 30, 2007		Three Months ending November 30, 2006		Restated Exploration Stage August 15, 2006 through November 30, 2007

EXPENSES:
Exploration licenses		$800,000		$1,000,000	$12,972,593
Exploration expenses		-		13,733	50,215
Agent fees		-		-	1,822,500
Professional and consultant fees		61,305		-	333,719
Stock-based compensation – officers and directors		-		-	6,975,491
Investor relations		57,708		-	131,111
Administrative expenses		16,494		48,132	127,880
Total expenses		$935,507		$1,061,865	$22,413,509

Net loss from operations		$(935,507)		$(1,061,865)	$(22,413,509)
Interest expense		(2,399)		(2,095)	(12,841)
Net loss from continuing operations		$(937,906)		$(1,063,960)	$(22,426,350)
Discontinued Operations:
- Net Loss from terminated subsidiary		-		-	(68,995)
- Net Loss from Development Stage Period		-		-	(146,110)
Net Loss		$(937,906)		$(1,063,960)	$(22,641,455)

Loss per common share (Note 2), basic and diluted from discontinued operations:	$	n/a	$	n/a	$(0.01)

Loss per common share (Note 2), basic and diluted from continuing operations:		$(0.02)		$(0.03)	$(0.67)

Weighted average shares outstanding , basic and diluted (Note 2)		38,275,000		32,088,187	33,815,678

OTHER COMPREHENSIVE LOSS:
Net loss		$(937,906)		$(1,063,960)	$(22,641,455)
Foreign currency translation adjustment		13,030		-	533
Total other comprehensive (loss)		$(924,876)		$(1,063,960)	$(22,640,922)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Restated Statements of Cash Flows
(Unaudited)

	Restated Three Months ending November 30, 2007	Three Months ending November 30, 2006	Restated Exploration Stage August 15, 2006 through November 30, 2007
Cash flows from operating activities:
Net loss for the period	$(937,906)	$(1,063,960)	$(22,641,455)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	2,399	2,095	12,841
Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license payments	-	-	7,050,000
Common stock issued for agent payments	-	-	1,762,500
Accrued interest on shareholder loans related to discontinued operations	-	-	8,761
Depreciation related to discontinued operations	-	-	318
Common stock issued for debt conversion related to discontinued operations	-	-	10,000
Net change in operating assets and liabilities:
Accounts receivable	-	-	-
Subscription receivable	1,000,000	-	-
Prepaid expenses	(17,305)	-	(17,305)
Accounts payable and accrued liabilities	(171,940)	53,336	9,530
Prepaid expenses related to discontinued Operations	-	-	9,500
Accounts payable and accrued liabilities related to discontinued operations	-	-	(9,220)
Net cash provided (used) by operating activities	(124,752)	(1,008,529))	(6,829,039)
(continued)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Restated Statements of Cash Flows
(Unaudited)

(continued)
Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	-	-	(318)
Net cash provided (used) by investing activities	-	-	(318)

Cash flows from financing activities:
Common stock issued for cash	-	1,000,000	6,793,860
Shareholder loans	(52,937)	8,457	12,659
Common stock issued for cash related to discontinued operations	-	-	31,266
Shareholder loans related to discontinued operations	-	-	152,689
Net cash provided by financing activities	(52,937)	1,008,457	6,990,474

Effect of foreign currency translation	13,030	-	533

Net increase (decrease) in cash	(164,659)	(72)	161,650

Cash, beginning of period	326,381	72	72

Cash, end of period	$161,722	$-	$161,722

Restated Supplemental Disclosure of Non-cash Investing and Financing Activities
(Unaudited)

	Three Months ending November 30, 2007	Three Months ending November 30, 2006	Exploration Stage August 15, 2006 through November 30, 2007

Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500
Common stock issued shareholder debt conversion related to discontinued operations	-	-	10,000

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

NOTE 2 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had an operating loss in the current quarter of $(937,906) and has accumulated operating losses since its inception. Additionally the Company has a deficit in working capital and stockholders equity, is in default on its commitments  and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

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

Subsequent to the end of the quarter ended November 30, 2007, on April 14, 2008 with the mutual consent of WFEI, the Jinjishan Agreement was replaced with the “Jinjishan (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $9,679,407 at August 31, 2007. This change has been incorporated into the attached restated financial statements.

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

Asian Dragon is not a party to the agreement between World Fortune and Yunfeng nor a party to the agreement between Yunfeng and Jinmen which owns the rights to the interests in the Xiaoquinling region of China and may have little or no recourse on Yunfeng or Jinmen in the event that the purchase agreement does not comply with their agreements with each other or World Fortune. However, Asian Dragon has received an attorney’s letter from Mr. Tian Huiquing, Kunda Law Office, Hunan, China stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

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

Subsequent to the end of the quarter ended November 30, 2007, on April 14, 2008 with the mutual consent of WFEI, the Loning Agreement was replaced with the “Loning (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $9,679,407 at August 31, 2007. This change has been incorporated into the attached restated financial statements.

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

Asian Dragon is not a party to the agreement between World Fortune and Fuding, nor a party to the agreement between Fuding and the Fuding Rights Holders and may have little or no recourse should Fuding or the Fuding Rights Holders not comply with their agreements with each other or World Fortune. However, Asian Dragon has received an attorney’s letter from Mr. Tian Huiquing, Kunda Law Office, Hunan, China stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

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

Subsequent to the end of the quarter ended November 30, 2007, the Company made a payment of $800,000 to WFEI of which $507,407 was applied as full payment of the October 1, 2007 Jinjishan commitment and $292,593 was applied to the October 1, 2007 Fuding commitment. The Company did not fulfill its entire payment for the Fuding installment and as of October 1, 2007 the Company was in default as to $977,407 toward the Fuding Agreement. A discussion was held with Fuding regarding this matter and Fuding agreed to extend the payment schedule to accommodate this default. No damages were claimed by Fuding. Subsequent to quarter-end on January 15, 2008, the Company made a payment of $400,000 toward this installment.

Subsequent to the end of the quarter ended November 30, 2007, on April 14, 2008 with the mutual consent of WFEI, the Fuding Agreement was replaced with the “Fuding (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $9,679,407 at August 31, 2007.

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

Financial Commitments

Prior to cancellation, the Company’s remaining commitments as of November 30, 2007 under its Agreements referenced in NOTE 3 were as follows:

PART ONE – Monetary Commitments:

Project Item	Installments Required	Payments Made	Balance Due		Deadlines

Jinjishan Agreement commitments:
- initial payment	$1,792,593	$1,792,593	$	Nil	August 29, 2007
- installment one	507,407	507,407		Nil	October 1, 2007
- installment two	500,000	-		500,000	March 1, 2008
- installment three	500,000	-		500,000	October 1, 2008

Sub-total (1)	$3,300,000	$2,300,000		$1,000,000

Loning Agreement commitments:
- initial payment	$400,000	$400,000	$	Nil	August 29, 2007
- installment one	110,000	33,178		76,822	March 1, 2008
- installment two (2)	500,000	-		500,000	September 30, 2008
- installment three (2)	500,000	-		500,000	September 30, 2009

Sub-total	$1,510,000	$433,178		$1,076,822
(continued)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Project Item	Installments Required	Payments Made	Balance Due	Deadlines
(continued)
Fuding Agreement commitments:
- initial payment	$2,730,000	$2,730,000	$ Nil	August 29, 2007
- installment one (3)	1,270,000	292,593	977,407	October 1, 2007
- installment two	2,000,000	-	2,000,000	March 1, 2008
- installment three	2,000,000	-	2,000,000	June 1, 2008
- installment four	2,000,000	-	2,000,000	October 1, 2008

Sub –total	$10,000,000	$3,022,593	$6,977,407

Grand Total Balance Due			$9,054,229

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

NOTE 9 – Restatement of Previously Filed Financial Statements

Financial statements corrections, re-allocation and re-formatting changes included in this 10-Q/A version of these re-stated financial statements are as follows:

(i)   The Company has determined  its previous recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended August 31, 2007, was not appropriate and these items have been eliminated from the attached restated financial statements;

(ii)   The Accumulated Deficit data recorded on the Balance Sheet for the three months ended November 30, 2007 and the year ended August 31, 2007 has been re-allocated into one part showing the period from August 15, 2006 to August 31, 2007 (the “Exploration Stage”), labeled ‘Accumulated deficit in the exploration stage’; and, a separate part for the prior development stage showing the period prior to August 15, 2006, labeled ‘Accumulated Deficit’. This change also involved the re-allocation of $775 relating to Accumulated Other Comprehensive (Loss) in 2007;

Balance Sheet line items affected by these corrections are as follows:

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Year ended August 31, 2007	Originally Reported	Adjustments	Restated

Commitments payable – current portion	$7,179,407	$(7,179,407)	$-
Total current liabilities	7,598,717	(7,179,407)	419,310
Commitments payable – long term portion	2,500,000	(2,500,000)	-
Total long term liabilities	2,500,000	(2,500,000)	-
Total liabilities	10,098,717	(9,679,407)	419,310
Accumulated deficit in the exploration stage	(31,382,181)	9,893,737	(21,488,444)
Accumulated deficit	-	(215,105)	(215,105)
Accumulated other comprehensive (loss)	(13,272)	775	(12,497)
Total stockholders’ equity (deficit)	(8,772,336)	9,679,407	907,071,

Three months ended November 30, 2007	Originally Reported	Adjustments	Restated

Commitments payable – current portion	$6,387,408	$(6,387,408)	$-
Total current liabilities	6,584,240	(6,387,408)	196,832
Commitments payable – long term portion	2,500,000	(2,500,000)	-
Total long term liabilities	2,500,000	(2,500,000)	-
Total liabilities	9,084,240	(8,887,408)	196,832
Accumulated deficit in the exploration stage	$(31,528,088)	$9,101,738	$(22,426,350)
Accumulated deficit	n/a	(215,105)	(215,105)
Accumulated other comprehensive (loss)	(242)	775	533
Total stockholders’ equity (deficit)	(8,905,213)	8,887,408	(17,805)

(iii)  The Company has determined  its previous recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended August 31, 2007, was not appropriate and these items have been eliminated from the attached restated financial statements;

(iv)  An amount previously recorded as ‘Net loss from discontinued operations’ in the Statements of Operations for the Exploration Stage period of August 15, 2006 through November 30, 2007 has been re-allocated to line items titled: ‘Discontinued Operations:  - Net Loss from terminated subsidiary’; and ‘Discontinued Operations – Net Loss from Development Stage Period’. This change also required a foreign exchange currency translation adjustment amount to be re-allocated from the ‘Other Comprehensive Loss’ section to the ‘Discontinued Operations – Net Loss from Development Stage Period’ line item;

Statements of Operations line items affected by these corrections are as follows:

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Three months ended November 30, 2007	Originally Reported	Adjustments	Restated

Exploration licenses	$8,001	$791,999	$800,000
Total expenses	143,508	791,999	935,507
Net loss from operations	(143,508)	(791,999)	(935,507)
Net loss from continuing operations	(145,907)	(791,999)	(937,906)
Net Loss	(145,907)	(791,999)	(937,906)
Loss per common share, basic and diluted from continuing operations	Nil	(0.02)	(0.02)
OTHER COMPREHENSIVE LOSS:
Net Loss	(145,907)	(791,999)	(937,906)
Total other comprehensive (loss)	(132,877)	(791,999)	(924,876)

Exploration Stage August 15, 2006 through November 30, 2007	Originally Reported	Adjustments	Restated

Exploration licenses	$21,860,001	$8,887,408	$12,972,593
Total expenses	31,300,917	8,887,408	22,413,509
Net loss from operations	(31,300,917)	(8,887,408)	(22,413,509)
Net loss from continuing operations	(31,313,758)	(8,887,408)	(22,426,350)
Net loss from discontinued operations	(214,330)	214,330	n/a
Discontinued Operations: – Net Loss from terminated subsidiary	n/a	(68,995)	(68,995)
– Net Loss from Development Stage Period	n/a	(146,110)	(146,110)
Net Loss	(31,528,088)	8,886,633	(22,641,455)
Loss per common share, basic and diluted from continuing operations	(0.93)	0.26	(0.67)
OTHER COMPREHENSIVE LOSS:
Net loss	(31,528,088)	8,886,633	(22,641,455)
Foreign currency translation adjustment	(242)	775	533
Total other comprehensive (loss)	(31,528,330)	8,887,408	(22,640,922)

(v)  The Statement of Shareholders’ Equity (Deficit) has been deleted from this 10-Q/A Report because it is not a quarterly filing requirement for a Smaller Reporting Company;

(vi)  In the Statements of Cash Flows a re-formatting and re-statement has been done to move discontinued operations cash flows from a separate section to placement within each of the Operating, Investing and Financing sections of the Statements of Cash Flows for the Exploration Stage Period of August 15, 2006 to November 30, 2007. Re-allocations were also done of amounts from Shareholder Loans provided by continuing operations to Shareholder Loans provided by discontinued operations and there was a re-allocation of amounts between continuing operations and discontinued operations of accounts payable and accrued liabilities. Information has also been added to the Supplemental Disclosure of Non-cash Investing and Financing Activities table;

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

A summary of corrections and re-allocations made to the Statements of Cash Flows and Supplemental Disclosure of Non-cash Investing and Financing Activities table are as follows:

Three months ended November 30, 2007	Originally Reported	Adjustments	Restated

Net loss for the period	$(145,907)	$(791,999)	$(937,906)
Commitments payable	(791,999)	791,999	-

Exploration Stage August 15, 2006 through November 30, 2007	Originally Reported	Adjustments	Restated

Net loss for the period	$(31,313,758)	$8,672,303	$(22,641,455)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for compensation	n/a	1,150,000	1,150,000
Additional Paid-In Capital relating to Options – compensation expense	n/a	5,825,491	5,825,491
Common stock issued for license payments	n/a	7,050,000	7,050,000
Common stock issued for agent payments	n/a	1,762,500	1,762,500
Accrued interest on shareholder loans related to discontinued operations	n/a	8,761	8,761
Depreciation related to discontinued operations	n/a	318	318
Common stock issued for debt conversion related to discontinued operations	n/a	10,000	10,000
Net change in operating assets and liabilities:
Commitments payable	8,887,408	(8,887,408)	-
Accounts payable and accrued liabilities	(2,931)	12,461	9,530
Prepaid expenses related to discontinued operations	n/a	9,500	9,500
Accounts payable and accrued liabilities related to discontinued operations	n/a	(9,220)	(9,220)
Net cash provided (used) by operating activities	(22,433,745)	15,604,706	(6,829,039)
Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	n/a	(318)	(318)
Net cash provided (used) by investing activities	n/a	(318)	(318)
Cash flows from financing activities:
Shareholder loans	13,011	(352)	12,659
Common stock issued for compensation	1,150,000	(1,150,000)	n/a
Additional Paid-In Capital relating to Options – compensation expense	5,825,491	(5,825,491)	n/a
Common stock issued for license payments	7,050,000	(7,050,000)	n/a
Common stock issued for agent payments	1,762,500	(1,762,500)	n/a
Common stock issued for cash discontinued operations	n/a	31,266	31,266
Shareholder loans related to discontinued operations	n/a	152,689	152,689
Net cash provided by financing activities	22,594,862	(15,604,388)	6,990,474

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Supplemental Disclosure of Non-cash Investing and Financing Activities

Exploration Stage August 15, 2006 through November 30, 2007	Originally Reported	Adjustments	Restated

Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500
Common stock issued shareholder debt conversion related to discontinued operations	-	-	10,000

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

Subsequent to the end of the quarter ended November 30, 2007, on April 14, 2008 with the mutual consent of WFEI, the Jinjishan Agreement was replaced with the “Jinjishan (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $9,679,407 at August 31, 2007.

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

Subsequent to the end of the quarter ended November 30, 2007, on April 14, 2008 with the mutual consent of WFEI, the Loning Agreement was replaced with the “Loning (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $9,679,407 at August 31, 2007. This change has been incorporated into the attached restated financial statements.

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

Subsequent to the end of the quarter ended November 30, 2007, on April 14, 2008 with the mutual consent of WFEI, the Fuding Agreement was replaced with the “Fuding (Revised) Agreement” in which WFEI provided Asian Dragon with certain indemnifications which allowed a reclassification to $nil of certain short term and long term commitments payable, recorded as a total of $9,679,407 at August 31, 2007. This change has been incorporated into the attached restated financial statements.

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
- Administrative Expenses

Exploration Licenses

Expenditures recorded for Exploration Licenses totaled $800,000 for QI-08 compared to $1,000,000 for QI-07. For the Exploration Stage, costs for Exploration Licenses totaled $12,972,593 . These costs included cash payments made to World Fortune Enterprises Inc. (“WFEI”), and WFEI and its nominees in the case of share based payments, toward the purchase of exploration licenses for certain properties in China described in Notes 3 and 4 of the financial statements included in this Report. We anticipate these expenses will increase substantially during fiscal 2008 as we implement our business plans.

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

Net Loss

We incurred a net operating loss from continuing operations of $(937,906), or $(0.02) per share (basic and fully diluted), for QI-08 versus $(1,063,960), or $(0.03) per share for QI-07. The Net Loss from continuing operations for the Exploration Stage was $(22,641,455).

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

Remediation Plan

Based on our evaluation we have begun work to remediate the significant deficiencies identified in our internal control over financial reporting described above, including specific remediation initiatives described below. We have begun implementing the actions described below with respect to the identified significant deficiencies.

Insufficient dedication of resources to administrative functions. We have focused intensive efforts on re-aligning management duties to ensure a number of control deficiencies related to the documentation of expenses relating to our international activities are addressed in an effective and timely manner.

Ineffective Controls related to the Entering of Transactions into the General Ledger, Preparation of Certain Account Analyses, Account Summaries, and Account Reconciliations. We have determined a more detailed review for accounts is necessary in connection with our quarterly and annual financial reporting process.  The Company has developed a more intensive financial close process to ensure a thorough review of entering transactions into the general ledger is performed, supporting schedules are adequately prepared and/or reviewed, and that they included adequate supporting documentation.

Addition of staff
We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

Changes in Internal Control over Financial Reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the quarter ended November 30, 2007, the Company had an operating loss of $(937,906). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL PRECIOUS METAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company’s exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company’s operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

■	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
■	Availability and costs of financing;
■	Ongoing costs of production;
■	Market prices for the precious metals to be produced;
■	Environmental compliance regulations and restraints; and
■	Political climate and/or governmental regulation and control.

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

Dated:  October 14, 2009