Form 10-Q/A
period 2008-02-29
ASIAN DRAGON GROUP INC.
filed 2009-10-14
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q/A -2

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

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

NOTE:   This re-filed Quarterly Report on Form 10-Q/A-2 includes the following changes: (i) The Company has determined its previous recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended August 31, 2007 was not appropriate and these items have been eliminated from the attached restated financial statements. The elimination of these items as at August 31, 2007 also necessitated an elimination from the preceding version of these financial statements for the three months and six months ended November 30, 2007of an Other Income gain of $9,679,407; (ii) re-formatting and amendment of financial information regarding discontinued operations in the Statements of Operations and Statements of Cash Flows; (iii) a re-positioning of non-cash expenditures on the Statements of Cash Flows; (iv) amendments to information in Item 4 – Controls and Procedures; and (v) detailed descriptions of allocation changes have been included as Note 9 in the Notes to Financial Statements.

Page

PART I. Financial Information

Item 1. Financial Statements.	1

Restated Balance Sheets at February 29, 2008 (Unaudited) and August 31, 2007 (Unaudited)	1

Restated Unaudited Statements of Operations and Other Comprehensive Income for three and six month periods ended February 29, 2008 and February 28, 2007 and Exploration Stage Period of August 15, 2006 to February 29, 2008	2

Restated Unaudited Statements of Cash Flows for the six month periods ended February 29, 2008 and February 28, 2007 and the Exploration Stage Period of August 15, 2006 to February 29, 2008	3

Restated Unaudited Supplemental Disclosure of Non-cash Investing and Financing Activities	4

Notes to Unaudited Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	38

PART II. Other Information

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Submission of Matters to a Vote of Security Holders	45

Item 5. Other Information	45

Item 6. Exhibits	46

Signatures	46

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Restated Balance Sheets

	February 29, 2008 (Unaudited)	Restated Year ended August 31, 2007 (Unaudited)
ASSETS
CURRENT ASSETS
Cash	$67,845	$326,381
Prepaid expenses	6,416	-
Subscription receivable	-	1,000,000
Total current assets	74,261	1,326,381
Total assets	$74,261	$1,326,381

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$23,597	$66,470
Account payable - related party	-	75,000
Accrued liabilities	9,679	40,000
Shareholder loans (Notes 5 and 6)	184,903	237,840
Total current liabilities	$218,179	$419,310

Total liabilities	$218,179	$419,310

COMMITMENTS AND CONTINGENCIES (Notes 4,5,6 and 8)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,775,000 and 38,275,000 issued and outstanding at February 29, 2008 and August 31, 2007 respectively (Note 7)	38,675	38,275
Paid-in Capital (Notes 7)	22,984,442	22,584,842
Accumulated deficit in the exploration stage	(22,952,858)	(21,488,444)
Accumulated deficit	(215,105)	(215,105)
Accumulated other comprehensive income (loss)	928	(12,497)
Total stockholders’ (deficit)	(143,918)	907,071

Total liabilities and stockholders’ equity	$74,261	$1,326,381

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Restated Statements of Operations and Other Comprehensive Income
(Unaudited)

	Restated Three Months ended February 29, 2008	Three Months ended February 28, 2007	Restated Six Months ended February 29, 2008	Six Months ended February 28, 2007	Restated August 15, 2006 (Exploration Stage inception ) through February 29, 2008
EXPENSES:
Exploration licenses	$400,000	$2,000,000	$1,200,000	$3,000,000	$13,372,593
Exploration expenses	-	13,000	-	26,733	50,215
Agent fees	30,000	30,000	30,000	30,000	1,852,500
Professional and consultant fees	77,319	39,532	138,624	40,861	411,039
Stock-based compensation – officers and directors	-	-	-	-	6,975,491
Investor relations	-	25,001	57,708	25,001	131,111
Administrative expenses	16,909	17,620	33,403	64,242	144,788
Total expenses	$524,228	$2,124,973	$1,459,735	$3,186,837	$22,937,737

Net loss from operations	$(524,228)	$(2,124,973)	$(1,459,735)	$(3,186,837)	$(22,937,737)
Interest expense	(2,280)	(2,390)	(4,679)	(4,469)	(15,121)
Net loss from continuing operations	$(526,508)	$(2,127,363)	$(1,464,414)	$(3,191,306)	$(22,952,858)

Discontinued Operations:
- Net Loss from terminated subsidiary	-	-	-	-	(68,995)
- Net Loss from Development Stage period	-	-	-	-	(146,110)
Net Income (Loss)	$(526,508)	$(2,127,363)	$(1,464,414)	$(3,191,306)	$(23,167,963)
Income (Loss) per common share, basic and diluted	$(0.01)	$(0.07)	$(0.04)	$(0.10)
Weighted average shares outstanding basic and diluted	38,404,834	32,343,826	38,404,834	32,343,826

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)	$(526,508)	$(2,127,363))	$(1,464,414)	$(3,161,306)	$(23,167,963)
Foreign currency translation adjustment	395	-	13,425	-	928
Total Other Comprehensive Income (Loss)	$(526,113)	$(2,127,363)	$(1,450,989)	$(3,161,306)	$(23,167,035)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Restated Statements of Cash Flows
(Unaudited)

	Restated Six Months ended February 29, 2008	Six Months ended February 28, 2007	Restated August 15, 2006 (inception of Exploration Stage) through February 29, 2008
Cash flows from operating activities:
Net Income (Loss) for the period	$(1,464,414)	$(3,191,306)	$(23,167,963)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	4,679	4,469	15,121
Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license payments	-	-	7,050,000
Common stock issued for agent payments	-	-	1,762,500
Accrued interest on shareholder loans related to discontinued operations	-	-	8,761
Depreciation related to discontinued operations	-	-	318
Common stock issued for debt conversion related to discontinued operations	-	-	10,000
Net change in operating assets and liabilities:
Subscription receivable	1,000,000	-	-
Prepaid expenses	(6,416)	(7,000)	(6,416)
Accounts payable and accrued liabilities	(148,194)	144,684	33,276
Prepaid expenses related to discontinued operations	-	-	9,500
Accounts payable and accrued liabilities related to discontinued operations	-	-	(9,220)
Net cash provided (used) by operating activities	(614,345)	(3,049,153)	(7,318,632)

Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	-	-	(318)
Net cash provided (used) by investing activities	-	-	(318)
(continued)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Restated Statements of Cash Flows
(Unaudited)

	Restated Six Months ended February 29, 2008	Six Months ended February 28, 2007	Restated August 15, 2006 (inception of Exploration Stage) through February 29, 2008

Cash flows from financing activities:
Common stock issued for cash	400,000	3,000,000	7,193,860
Shareholder loans	(57,616)	49,081	7,980
Common stock issued for cash related to discontinued operations	-	-	31,266
Shareholder loans related to discontinued operations	-	-	152,689
Net cash provided by financing activities	342,384	3,049,081	7,385,795

Effect of foreign currency translation	13,425	-	928

Net increase (decrease) in cash	(258,536)	(72)	67,773

Cash, beginning of period	326,381	72	72

Cash, end of period	$67,845	$-	$67,845

Restated Supplemental Disclosure of Non-cash Investing and Financing Activities (unaudited)
(Unaudited)

	Restated Six Months ended February 29, 2008	Six Months ended February 28, 2007	Restated Exploration Stage August 15, 2006 through February 29, 2008

Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500
Common stock issued shareholder debt conversion related to discontinued operations	-	-	10,000

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

The Fuding Agreement required total consideration of $10,000,000. The Fuding Rights Agreement acknowledged Asian Dragon provided an initial pament of $2,730,000 and required further payments as follows: $1,270,000 on October 1, 2007; $2,000,000 before March 1, 2008; $2,000,000 on June 1, 2008; and $2,000,000 on October 1, 2008.

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
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Financial Commitments

Prior to cancelation, the Company’s remaining commitments under its Agreements referenced in NOTE 3 were as follows:

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

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 9 – Restatement of Previously Filed Financial Statements

Financial statements corrections, re-allocation and re-formatting changes included in this 10-Q/A-2 version of these re-stated financial statements are as follows:

(i) The Company has determined its previous recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended August 31, 2007, was not appropriate and these items have been eliminated from the attached restated financial statements. The elimination of these items as at August 31, 2007 also necessitated an elimination from the preceding version of these financial statements for the three months ended November 30, 2007of an Other Income gain of $9,679,407;

Balance Sheet line items affected by these corrections are as follows:

Year ended August 31, 2007	Originally Reported	Adjustments	Restated

Commitments payable – current portion	$7,179,407	$(7,179,407)	$-
Total current liabilities	7,598,717	(7,179,407)	419,310
Commitments payable – long term portion	2,500,000	(2,500,000)	-
Total long term liabilities	2,500,000	(2,500,000)	-
Total liabilities	10,098,717	(9,679,407)	419,310
Accumulated deficit in the exploration stage	(31,167,851)	9,679,407	(21,488,444)
Total stockholders’ equity (deficit)	(8,772,336)	9,679,407	907,071,

(ii) The financial statements included herein include a re-distribution of exploration license expenses between the three month period ended February 29, 2008 (quarter one) and the three month period ended November 30, 2007 (quarter two) based on the changes noted in (i) above. The effect of this was to move $791,999 of exploration license expenses from quarter two to quarter one. The balance of $400,000 of exploration license expenses for the six month period remains in quarter two. Total exploration license expenses of $1,200,000 also remains as recorded for the six month data as previously provided;

(iii) An amount previously recorded as ‘Net loss from discontinued operations’ in the Statements of Operations for the Exploration Stage period of August 15, 2006 through February 29,2008 has been re-allocated to line items titled: ‘Discontinued Operations:  - Net Loss from terminated subsidiary’; and ‘Discontinued Operations – Net Loss from Development Stage Period’. This change also required a foreign exchange currency translation adjustment amount to be re-allocated from the ‘Other Comprehensive Loss’ section to the ‘Discontinued Operations – Net Loss from Development Stage Period’ line item and the addition of a sub-total line;

The table below shows the impact of these adjustments on line items in the Statement of Operations:

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Three months ended February 29, 2008	Originally Reported	Adjustments	Restated

Exploration licenses	$1,191,999	$(791,999)	$400,000
Total expenses	1,316,227	(791,999)	524,228
Net loss from operations	(1,318,507)	791,999	(526,508)
OTHER INCOME:
Cancelation of debt relating to commitments	9,679,407	(9,679,407)	-
Net Income (Loss) before recognition of discontinued operations:	8,360,900	(8,360,900)	-
Net Income (Loss)	8,360,900	(8,887,408)	(526,508)
Earnings per common share, basic and diluted	0.22	(0.23)	(0.01)
OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)	8,360,900	(8,887,408)	(526,508)
Total Other Comprehensive Income (Loss)	8,361,295	(8,887,408)	(526,113)

Six months ended February 29, 2008	Originally Reported	Adjustments	Restated

OTHER INCOME:
Cancelation of debt relating to commitments	$9,679,407	$(9,679,407)	$-
Net Income (Loss) before recognition of discontinued operations:	8,214,993	(8,214,993)	-
Net Income (Loss)	8,214,993	(9,679,407)	(1,464,414)
Earnings per common share, basic and diluted	0.21	(0.25)	(0.04)
OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)	8,214,993	(9,679,407)	(1,464,414)
Total Other Comprehensive Income (Loss)	8,228,418	(9,679,407)	(1,450,989)

Exploration Stage August 15, 2006 through February 29, 2008	Originally Reported	Adjustments	Restated

Exploration licenses	$23,052,000	$(9,679,407)	$13,372,593
Total expenses	32,617,144	(9,679,407)	22,937,737
Net from operations:	(32,617,144)	9,679,407	(22,937,737)
Net loss from continuing operations	(32,632,265)	9,679,407	(22,952,858)
Net loss from discontinued operations	(214,330)	214,330	n/a
OTHER INCOME:
Cancelation of debt relating to commitments	9,679,407	(9,679,407)	-
Net Income (Loss) before recognition of discontinued operations	(22,952,858)	22,952,858	-
Discontinued Operations: – Net Loss from terminated subsidiary	n/a	(68,995)	(68,995)
– Net Loss from Development Stage Period	n/a	(146,110)	(146,110)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

(iv) The Statement of Shareholders’ Equity (Deficit) has been deleted from this 10-Q/A-2 Report because it is not a quarterly filing requirement for a Smaller Reporting Company;

(v) In the Statements of Cash Flows a re-formatting and re-statement has been done to move discontinued operations cash flows from a separate section to placement within each of the Operating, Investing and Financing sections of the Statements of Cash Flows for the Exploration Stage Period of August 15, 2006 to February 29, 2008. Amounts were also moved between prepaid expenses and accounts payable and accrued liabilities from continuing operations to prepaid expenses and accrued interest on shareholder loans from continuing operations respectively. Re-allocations were also done of amounts from Shareholder Loans provided by continuing operations to Shareholder Loans provided by discontinued operations and there was a re-allocation of amounts between continuing operations and discontinued operations of accounts payable and accrued liabilities. An addition error has also been corrected for the sub-total of Cash Provided by Financing Activities shown in the original 10-Q report (which did not affect reported net cash flow in that Report). Information has also been added to the Supplemental Disclosure of Non-cash Investing and Financing Activities table;

A summary of corrections and re-allocations of the line item changes made to the Statements of Cash Flows and Supplemental Disclosure of Non-cash Investing and Financing Activities table are as follows:

Six months ended February 29, 2008	Originally Reported	Adjustments	Restated

Net Income (Loss) for the period	$8,214,993	$(9,679,407)	$(1,464,414)
Cancelation of debt relating to commitments	(9,679,407)	9,679,407	-
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	n/a	4,679	4,679
Net changes in operating assets and liabilities:
Net cash provided (used) by operating activities	(619,024)	(4,679)	(614,345)

Cash flows from financing activities:
Shareholder loans	(48,258)	(9,358)	(57,616)
Net cash provided by financing activities	347,063	(4,679)	342,384

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Six months ended February 28, 2007	Originally Reported		Adjustments	Restated

Accrued interest on shareholder loans	$	n/a	$4,469	$4,469
Net changes in operating assets and liabilities:
Net cash provided (used) by operating activities		(3,053,622)	(4,469)	(3,049,153)

Cash flows from financing activities:
Shareholder loans		53,550	(4,469)	49,081
Net cash provided by financing activities		3,053,550	(4,469)	3,049,081

Exploration Stage August 15, 2006 through February 29, 2008	Originally Reported	Adjustments	Restated

Net loss for the period	$(22,952,858)	$(215,105)	$(23,167,963)
Cancelation of debt relating to commitments	(9,679,407)	9,679,407	-
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	n/a	15,121	15,121
Common stock issued for compensation	n/a	1,150,000	1,150,000
Additional Paid-In Capital relating to Options – compensation expense	n/a	5,825,491	5,825,491
Common stock issued for license payments	n/a	7,050,000	7,050,000
Common stock issued for agent payments	n/a	1,762,500	1,762,500
Accrued interest on shareholder loans related to discontinued operations	n/a	8,761	8,761
Depreciation related to discontinued operations	n/a	318	318
Common stock issued for debt conversion related to discontinued operations	n/a	10,000	10,000
Net change in operating assets and liabilities:
Commitments payable	9,679,407	(9,679,407)	-
Accounts payable and accrued liabilities	43,718	10,442	33,276
Prepaid expenses related to discontinued operations	n/a	9,500	9,500
Accounts payable and accrued liabilities related to discontinued operations	n/a	(9,220)	(9,220)
Net cash provided (used) by operating activities	(23,915,556)	16,596,924	(7,318,632)

Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	n/a	(318)	(318)
Net cash provided (used) by investing activities	n/a	(318)	(318)
(continued)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Exploration Stage August 15, 2006 through February 29, 2008	Originally Reported	Adjustments	Restated

Cash flows from financing activities:
Common stock issued for compensation	1,150,000	(1,150,000)	n/a
Additional Paid-In Capital relating to Options – compensation expense	5,825,491	(5,825,491)	n/a
Common stock issued for license payments	7,050,000	(7,050,000)	n/a
Common stock issued for agent payments	1,762,500	(1,762,500)	n/a
Shareholder loans	12,659	(4,679)	7,980
Common stock issued for cash related to discontinued operations	n/a	31,266	31,266
Shareholder loans related to discontinued operations	n/a	152,689	152,689
Net cash provided by financing activities	22,994,510	(15,608,715)	7,385,795

Supplemental Disclosure of Non-cash Investing and Financing Activities

Exploration Stage August 15, 2006 through February 29, 2008	Originally Reported	Adjustments	Restated

Cancelation of debt relating to commitments	$(9,679,407)	$9.679.407	$-
Common stock issued shareholder debt conversion related to discontinued operations	-	10,000	10,000

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
- Administrative Expenses

Exploration Licenses

Expenditures recorded for Exploration Licenses were $400,000 and $1,200,000 respectively for the three and six month periods ended February 29, 2008 compared to $2,000,000 and $3,000,000 for the comparable periods ended February 28, 2007. For the Exploration Stage, costs for Exploration Licenses totaled $13,372,593 . These costs included cash payments made to World Fortune Enterprises Inc. (“WFEI”), and WFEI and its nominees in the case of share based payments, toward the purchase of exploration licenses for certain properties in China described in Notes 3 and 4 of the financial statements included in this Report. We anticipate these expenses will increase over the next twelve months as we implement our business plans.

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

Net Income (Loss)

We incurred net operating losses from continuing operations, before taking into account Other Income, for the three and six month periods ended February 29, 2008 of $(526,508) and $(1,464,414) versus $(2,127,363) and $(3,191,306) for the comparable prior year periods. The Net Loss  for the Exploration Stage was $(22,952,858).  These numbers translated to earnings per share, basic and fully diluted, of $(0.01) and $(0.04) for the three and six month periods ended February 29, 2008 versus net losses per share, basic and fully diluted, of $(0.07) and $(0.10) for the comparative prior year periods.

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

Remediation Plan

Based on our evaluation, we have begun work to remediate the material weaknesses  identified in our internal control over financial reporting described above, including specific remediation initiatives described below. We have begun implementing the actions described below with respect to the identified material weaknesses.

Insufficient dedication of resources to administrative functions. We have focused intensive efforts on re-aligning management duties to ensure a number of control deficiencies related to the documentation of expenses relating to our international activities are addressed in an effective and timely manner.

Ineffective Controls related to the Entering of Transactions into the General Ledger, Preparation of Certain Account Analyses, Account Summaries, and Account Reconciliations. We have determined a more detailed review for our accounts was necessary in connection with our quarterly and annual financial reporting process.  The Company has developed a more intensive financial close process to ensure a thorough review of entering transactions into the general ledger is performed, supporting schedules are adequately prepared and/or reviewed, and that they included adequate supporting documentation.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the six months ended February 29, 2008, the Company had an operating loss of $(1,464,414). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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