Form 10-Q/A
period 2008-05-31
ASIAN DRAGON GROUP INC.
filed 2009-10-15
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q /A

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

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

NOTE:   This re-filed Quarterly Report on Form 10-Q/A includes the following changes: (i) The Company has determined its previous recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended August 31, 2007 was not appropriate and these items have been eliminated from the attached restated financial statements. The elimination of these items as at August 31, 2007 also necessitated an elimination from the preceding version of these financial statements for the nine months ended May 31, 2008 of an Other Income gain of $9,679,407; (ii) re-formatting and amendment of financial information regarding discontinued operations in the Statements of Operations and Statements of Cash Flows; (iii) a re-positioning of non-cash expenditures on the Statements of Cash Flows; (iv) a re-allocation of accumulated deficit data recorded on the Balance Sheet into the period prior to August 15, 2006 (now labeled ‘Accumulated Deficit’) and the period subsequent to the reset of the Development Stage (now labeled ‘Accumulated deficit in the exploration stage’); (v) amendments to information in Item 4 – Controls and Procedures; and (vi) detailed descriptions of allocation changes have been included as Note 9 in the Notes to Financial Statements.

Page
PART I. Financial Information

Item 1. Financial Statements.

Restated Unaudited Consolidated Balance Sheets at May 31, 2008 and August 31, 2007	1

Restated Unaudited Consolidated Statements of Operations for the three and nine month periods ended May 31, 2008 and May 31, 2007 and the Exploration Stage Period of August 15, 2006 to May 31, 2008	2

Restated Unaudited Consolidated Statements of Cash Flows for the nine month periods ended May 31, 2008 and May 31, 2007 and the Exploration Stage Period of August 15, 2006 to May 31, 2008	3

Restated Unaudited Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities	4

Notes to Consolidated Unaudited Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	37

PART II. Other Information

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. Submission of Matters to a Vote of Security Holders	43

Item 5. Other Information	44

Item 6. Exhibits	44

Signatures	44

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Restated Consolidated Balance Sheets

	May 31, 2008 (Unaudited)	Restated Year ended August 31, 2007 (Unaudited)
ASSETS
CURRENT ASSETS
Cash	$12,617	$326,381
Prepaid expenses	21,395	-
Subscription receivable	-	1,000,000
Total current assets	34,012	1,326,381

Total assets	$34,012	$1,326,381

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,328	$66,470
Account payable - related party	-	75,000
Accrued liabilities	-	40,000
Shareholder loans (Notes 5 and 6)	222,351	237,840
Total current liabilities	$223,679	$419,310

Total liabilities	$223,679	$419,310

COMMITMENTS AND CONTINGENCIES (Notes 4,5,6 and 8)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,775,000 and 38,275,000 issued and outstanding at May 31, 2008 and August 31, 2007 respectively (Note 7)	38,775	38,275
Paid-in Capital (Notes 7)	22,984,342	22,584,842
Accumulated deficit in the exploration stage	(22,998,180)	(21,488,444)
Accumulated deficit	(215,105)	(215,105)
Accumulated other comprehensive income (loss)	501	(12,497)
Total stockholders’ (deficit)	(189,667)	907,071

Total liabilities and stockholders’ equity	$34,012	$1,326,381

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Three Months ending May 31, 2008		Three Months ending May 31, 2007	Restated Nine Months ending May 31, 2008	Nine Months ending May 31, 2007	Restated August 15, 2006 (inception) through May 31, 2008
EXPENSES:
Exploration licenses		$-	$1,415,683	$1,200,000	$4,442,416	$13,372,593
Exploration expenses		-	-	-	-	50,215
Agent fees		-	15,000	30,000	45,000	1,852,500
Professional and consultant fees		17,667	62,772	156,291	103,633	428,705
Stock-based compensation – officers and directors		-	-	-	-	6,975,491
Investor relations		3,828	20,521	61,536	45,522	134,939
Administrative expenses		21,443	19,375	54,921	83,618	166,307
Total expenses		$42,938	$1,533,351	$1,502,748	$4,720,189	$22,980,750

Net loss from operations		$(43,938)	$(1,533,351)	$(1,502,748)	$(4,720,189)	$(22,998,180)
Interest expense		(2,309)	(2,753)	(6,988)	(7,222)	(17,430)
Net loss from continuing operations		$(45,247)	$(1,536,104)	$(1,509,736)	$(4,727,411)	$(22,998,180)

Discontinued Operations:
- Net Loss from terminated subsidiary		-	-	-	-	(68,995)
- Net Loss from Development Stage Period		-	-	-	-	(146,110)
Income (Loss) per common share, basic and diluted from continuing operations:	$	Nil	$(0.05)	$(0.04)	$(0.15)
Weighted average shares outstanding basic and diluted		38,529,579	32,555,638	38,529,579	32,555,638

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)		$(45,247)	$(1,536,104)	$(1,509,736)	$(4,727,411)	$(23,213,285)
Foreign currency translation adjustment		(427)	151	12,998	151	501
Total Other Comprehensive Income (Loss)		$(45,674)	$(1,535,953)	$(1,496,738)	$(4,727,260)	$(23,213,786)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Restated Consolidated Statements of Cash Flows
(Unaudited)

	Restated Nine Months ending May 31, 2008	Restated Nine Months ending May 31, 2007	Restated August 15, 2006 (inception) through May 31, 2008
Cash flows from operating activities:
Net Income (Loss) for the period	$(1,509,736)	$(4,727,411)	$(23,213,285)

Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	6,988	7,222	17,430
Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license payments	-	-	7,050,000
Common stock issued for agent payments	-	-	1,762,500
Accrued interest on shareholder loans related to discontinued operations	-	-	8,761
Depreciation related to discontinued operations	-	-	318
Common stock issued for debt conversion related to discontinued operations	-	-	10,000
Net change in operating assets and liabilities:
Accounts receivable	1,000,000	2,003	-
Prepaid expenses	(21,395)	(11,096)	(21,395)
Accounts payable and accrued liabilities	(180,142)	177,110	1,328
Prepaid expenses related to discontinued operations	-	-	9,500
Accounts payable and accrued liabilities related to discontinued operations	-	-	(9,220)
Net cash provided (used) by operating activities	(704,285)	(4,552,172)	(7,408,572)

Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	-	-	(318)
Net cash provided (used) by investing activities	-	-	(318)
(continued)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Restated Consolidated Statements of Cash Flows
(Unaudited)

	Restated Nine Months ending May 31, 2008	Restated Nine Months ending May 31, 2007	Restated August 15, 2006 (inception) through May 31, 2008
(continued)
Cash flows from financing activities:
Common stock issued for cash	400,000	4,500,000	7,193,860
Loans from shareholders	(22,477)	64,920	43,119
Common stock issued for cash related to discontinued operations	-	-	31,266
Shareholder loans related to discontinued operations	-	-	152,689
Net cash provided by financing activities	377,523	4,564,920	7,420,934

Effect of foreign currency translation	12,998	151	501

Net increase (decrease) in cash	(313,764)	12,899	12,545

Cash, beginning of period	326,381	72	72

Cash, end of period	$12,617	$12,971	$12,617

Restated Supplemental Disclosure of Non-cash Investing and Financing Activities
(Unaudited)

	Nine Months ended May 31, 2008	Nine Months ended May 31, 2007	Exploration Stage August 15, 2006 through May 31, 2008

Cancelation of debt relating to commitments	(9,679,407)	-	(9,679,407)
Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500
Common stock issued shareholder debt conversion related to discontinued operations	-	-	(10,000)

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

NOTE 2 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has an operating loss from continuing operations for the nine month period ending May 31, 2008 of $(1,509,736) and has accumulated operating losses since its inception in the amount of $(23,213,285). Additionally the Company has a deficit in working capital and stockholders equity and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

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

Asian Dragon is not a party to the agreement between World Fortune and LCUML, nor a party to the agreement between LCUML and Luoyang Jinjishan which previously owned the rights  and may have little or no recourse on LCUML or Luoyang Jinjishan  , in the event that the purchase agreement does not comply with their agreements with each other or World Fortune. However, Asian Dragon has received an attorney’s letter from Mr. Tian Huiquing, Kunda Law Office, Hunan, China stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

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

Financial Commitments

Prior to cancellation, the Company’s remaining commitments under its Agreements referenced in NOTE 3 were as follows:

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

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

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

NOTE 9 – Restatement of Previously Filed Financial Statements

Financial statements corrections, re-allocation and re-formatting changes included in this 10-Q/A version of these re-stated financial statements are as follows:

(i) The Company has determined its previous recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended August 31, 2007, was not appropriate and these items have been eliminated from the attached restated financial statements. The elimination of these items as at August 31, 2007 also necessitated an elimination from the preceding version of these financial statements for the nine months ended May 31, 2008 of an Other Income gain of $9,679,407;

(ii) The Accumulated Deficit data recorded on the Balance Sheet for the nine months ended May 31, 2008 and the year ended August 31, 2007 has been re-allocated into one part showing the period from August 15, 2006 to August 31, 2007 (the “Exploration Stage”), labeled ‘Accumulated deficit in the exploration stage’; and, a separate part for the prior development stage showing the period prior to August 15, 2006, labeled ‘Accumulated Deficit’. This change also involved the re-allocation of an amount relating to Accumulated Other Comprehensive (Loss);

Balance Sheet line items affected by this correction are as follows:

Year ended August 31, 2007	Originally Reported	Adjustments	Restated

Commitments payable – current portion	$7,179,407	$(7,179,407)	$-
Total current liabilities	7,598,717	(7,179,407)	419,310
Commitments payable – long term portion	2,500,000	(2,500,000)	-
Total long term liabilities	2,500,000	(2,500,000)	-
Total liabilities	10,098,717	(9,679,407)	419,310
Accumulated deficit in the exploration stage	(31,382,181)	9,893,737	(21,488,444)
Accumulated deficit	-	(215,105)	(215,105)
Accumulated other comprehensive (loss)	(13,272)	775	(12,497)
Total stockholders’ equity (deficit)	(8,772,336)	9,679,407	907,071

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Nine months ended May 31,2008	Originally Reported	Adjustments	Restated

Accumulated deficit in the exploration stage	$(23,212,510)	$214,330	$(22,998,180)
Accumulated deficit	n/a	(215,105)	(215,105)
Accumulated other comprehensive (loss)	(274)	775	501

(iii) An amount previously recorded as ‘Net loss from discontinued operations’ in the Statements of Operations for the Exploration Stage period of August 15, 2006 through May 31,2008 has been re-allocated to line items titled: ‘Discontinued Operations:  - Net Loss from terminated subsidiary’; and ‘Discontinued Operations – Net Loss from Development Stage Period’. This change also required a foreign exchange currency translation adjustment amount to be re-allocated from the ‘Other Comprehensive Loss’ section to the ‘Discontinued Operations – Net Loss from Development Stage Period’ line item and the addition of a sub-total line;

Statements of Operations line items affected by this correction are as follows:

Nine months ended May 31, 2008	Originally Reported	Adjustments	Restated

OTHER INCOME:
Cancelation of debt relating to commitments	$9,679,407	$(9,679,407)	$-
Net Income (Loss) before recognition of discontinued operations:	8,169,671	(8,169,671)	n/a
Net Income (Loss)	8,169,671	(9,679,407)	(1,509,736)
Earnings per common share, basic and diluted	0.21	(0.25)	(0.04)
OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)	8,169,671	(9,679,407)	(1,509,736)
Total Other Comprehensive Income (Loss)	8,182,669	(9,679,407)	(1,496,738)

Exploration Stage August 15, 2006 through May 31, 2008	Originally Reported	Adjustments	Restated

Exploration licenses	$23,052,000	$(9,679,407)	$13,372,593
Total expenses	32,660,157	(9,679,407)	22,980,750
Net loss from operations	(32,660,157)	9,679,407	(22,980,750)
Net loss from discontinued operations	(214,330)	214,330	n/a
Discontinued Operations: – Net Loss from terminated subsidiary	n/a	(68,995)	(68,995)
– Net Loss from Development Stage Period	n/a	(146,110)	(146,110)
Net Loss	(23,212,510)	(775)	(23,213,285)
OTHER COMPREHENSIVE LOSS:
Net loss	(23,212,510)	(775)	(23,213,285)
Foreign currency translation adjustment	(274)	775	501
Total other comprehensive (loss)	(23.212.784)	-	(23,213,786)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

(iv) The Statement of Shareholders’ Equity (Deficit) has been deleted from this 10-Q/A Report because it is not a quarterly filing requirement for a Smaller Reporting Company;

(v)  In the Statements of Cash Flows a re-formatting and re-statement has been done to move discontinued operations cash flows from a separate section to placement within each of the Operating, Investing and Financing sections of the Statements of Cash Flows for the Exploration Stage Period of August 15, 2006 to May 31, 2008; information has also been added to the Supplemental Disclosure of Non-cash Investing and Financing Activities table.

A summary of corrections and re-allocations of the line item changes made to the Statements of Cash Flows and Supplemental Disclosure of Non-cash Investing and Financing Activities table are as follows:

Nine months ended May 31, 2008	Originally Reported		Adjustments	Restated

Net Income (Loss) for the period		$8,169,671	$(9,679,407)	$(1,509,736)
Cancelation of debt relating to commitments		(9,679,407)	9,679,407	-
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	$	n/a	$6,988	$6,988
Net changes in operating assets and liabilities:
Net cash provided (used) by operating activities		(711,273)	6,988	(704,285)

Cash flows from financing activities:
Shareholder loans		(15,489)	(6,988)	(22,477)
Net cash provided by financing activities		384,511	(6,988)	377,523

Nine months ended May 31, 2007	Originally Reported		Adjustments	Restated

Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	$	n/a	$7,222	$7,222
Net changes in operating assets and liabilities:
Net cash provided (used) by operating activities		(4,559,394)	7,222	(4,552,172)

Cash flows from financing activities:
Shareholder loans		72,142	(7,222)	64,920
Net cash provided by financing activities		4,572,142	(7,222)	4,564,920

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Exploration Stage August 15, 2006 through May 31, 2008	Originally Reported	Adjustments	Restated

Net loss for the period	$(23,212,510)	$(775)	$(23,213,285)
Cancelation of debt relating to commitments	(9,679,407)	9,679,407	-
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	n/a	17,430	17,430
Common stock issued for compensation	n/a	1,150,000	1,150,000
Additional Paid-In Capital relating to Options – compensation expense	n/a	5,825,491	5,825,491
Common stock issued for license payments	n/a	7,050,000	7,050,000
Common stock issued for agent payments	n/a	1,762,500	1,762,500
Accrued interest on shareholder loans related to discontinued operations	n/a	8,761	8,761
Depreciation related to discontinued operations	n/a	318	318
Common stock issued for debt conversion related to discontinued operations	n/a	10,000	10,000
Net change in operating assets and liabilities:
Prepaid expenses	(11,895)	(11,500)	(21,395)
Prepaid expenses related to discontinued operations	n/a	9,500	9,500
Accounts payable and accrued liabilities related to discontinued operations	n/a	(9,220)	(9,220)
Net cash provided (used) by operating activities	(23,223,077)	15,814,505	(7,408,572)

Cash flows provided (used) by discontinued operating activities	203,586	(203,586)	-

Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	n/a	(318)	(318)
Net cash provided (used) by investing activities	n/a	(318)	(318)

Cash flows from financing activities:
Common stock issued for compensation	1,150,000	(1,150,000)	n/a
Additional Paid-In Capital relating to Options – compensation expense	5,825,491	(5,825,491)	n/a
Common stock issued for license payments	7,050,000	(7,050,000)	n/a
Common stock issued for agent payments	1,762,500	(1,762,500)	n/a
Shareholder loans	50,459	(7,340)	43,119
Common stock issued for cash related to discontinued operations	n/a	31,266	31,266
Shareholder loans related to discontinued operations	n/a	152,689	152,689
Net cash provided by financing activities	23,032,310	(15,611,376)	7,420,934

Effect of foreign currency translation	(274)	775	501

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Supplemental Disclosure of Non-cash Investing and Financing Activities

Exploration Stage August 15, 2006 through May 31, 2008	Originally Reported	Adjustments	Restated

Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500
Common stock issued shareholder debt conversion related to discontinued operations	-	-	10,000

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
- Administrative Expenses

Exploration Licenses

Expenditures recorded for Exploration Licenses were $nil and $1,200,000 respectively for the three and nine month periods ended May 31, 2008 compared to $1,415,683 and $4,442,416 for the comparable periods ending May 31, 2007. For the period of August 15, 2006 (inception) to May 31, 2008 (the “Exploration Stage”) costs for Exploration Licenses totaled $13,372,593 . These costs included cash payments made to World Fortune Enterprises Inc. (“WFEI”), and WFEI and its nominees in the case of share based payments, toward the purchase of exploration licenses for certain properties in China described in Notes 3 and 4 of the financial statements included in this Report. We anticipate these expenses will increase over the next twelve months as we implement our business plans.

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

Net Income (Loss)

We incurred net  losses  for the three and nine month periods ended May 31, 2008 of $(45,247) and $(1,509,736) versus $(1,536,104) and $(4,727,411) for the comparable prior year periods. The Net Loss  for the Exploration Stage was $(23,213,285).

These  numbers translated to earnings per share, basic and fully diluted, of $nil and $(0.04) for the three and nine month periods ended May 31, 2008 versus net losses per share, basic and fully diluted, of $(0.05) and $(0.15) for the comparative prior year periods.

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

Remediation Plan
Based on our evaluation we have begun work to remediate the material weaknesses identified in our internal control over financial reporting described above, including specific remediation initiatives described below. We have begun implementing the actions described below with respect to the identified material weaknesses.

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

ITEM 1. LEGAL PROCEEDINGSITEM 1. LEGAL PROCEEDINGS

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

THE COMPANY DOES NOT HAVE RECOURSE CLAUSES IN ITS EXPLORATION AGREEMENTS WITH WORLD FORTUNE ENTERPRISE INC.

In the event that WFEI were to fail to meet its payment obligations under its  Agreements with various Chinese Partners, the benefits of which flow through to Asian Dragon through the Jinjishan Agreement, the Loning Agreement, and the Fuding Agreement, Asian Dragon would have no way to reclaim funds already transferred to WFEI.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the nine months ended May 31, 2008, the Company had an operating loss of $(1,509,736). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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