Form 10-K/A
period 2008-08-31
ASIAN DRAGON GROUP INC.
filed 2009-10-16
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K /A

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

 Documents incorporated by reference: None

NOTE:   This re-filed Annual Report on Form 10-K/A includes the following changes: (i) The Company has determined its previous recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended August 31, 2007 was not appropriate and these items have been eliminated from the attached restated financial statements. The elimination of these items as at August 31, 2007 also necessitated an elimination from the preceding version of these financial statements for the year ended August 31, 2008 of an Other Income gain of $9,679,407; (ii) there is re-formatting of financial information regarding discontinued operations and stock issuances in the Statements of Cash Flows; and (iii) there has been the addition of information to Note 2 and Note 8 in the Notes to Financial Statements.

ii

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

PART I
ITEM 1.	Description of Business	1
ITEM 1A.	Risk Factors	2
ITEM 1B.	Unresolved Staff Comments	5
ITEM 2.	Properties	6
ITEM 3.	Legal Proceedings	6
ITEM 4.	Submission of Matters to Vote of Security Holders	6
PART II
ITEM 5.	Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	6
ITEM 6.	Selected Financial Data	7
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	9
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	16
ITEM 8.	Financial Statements and Supplementary Data:	16
	Reports of Independent Registered Public Accounting Firms	17
	Restated Consolidated Balance Sheets at August 31, 2008 and August 31, 2007	19
	Restated Consolidated Statements of Operations for the years ended August 31, 2008 and August 31, 2007 and the Exploration Stage Period of August 15, 2006 to August 31, 2008	20
	Restated Consolidated Statement of Stockholders’ Equity	21
	Restated Consolidated Statements of Cash Flows for the years ended August 31, 2008 and August 31, 2007 and the Exploration Stage Period of August 15, 2006 to August 31, 2008	23
	Restated Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities	24
	Notes to Financial Statements	25
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
ITEM 9A.	Controls and Procedures	50
ITEM 9B.	Other Information	52
PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	53
ITEM 11.	Executive Compensation	55
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	57
ITEM 14.	Principal Accounting Fees and Services	58
PART IV
ITEM 15.	Exhibits, Financial Statements Schedules	59

SIGNATURES		59

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended August 31, 2008, the Company had a Net Loss from Operations of $(1,543,893). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

ITEM 6.  SELECTED FINANCIAL DATA

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004
	$	$	$	$	$
Operating Revenue:
Quarter I - Three Months to November 30	-	-	n/a	n/a	n/a
Quarter II - Three Months to February 28	-	-	n/a	n/a	n/a
Quarter III- Three Months to May 31	-		n/a	n/a	n/a
Full Year – Twelve Months to August 31	-	-	-	n/a	n/a

ITEM 6. SELECTED FINANCIAL DATA (continued)

	Restated Fiscal 2008		Restated Fiscal 2007		Fiscal 2006		Fiscal 2005		Fiscal 2004
	$		$		$		$		$

Income/(Loss) from continuing operations:
Quarter I - Three Months to November 30		(145,907)		(1,063,943)		n/a		n/a		n/a
Quarter II - Three Months to February 28		(526,508)		(2,127,363)		n/a		n/a		n/a
Quarter III- Three Months to May 31		(45,247)		(1,536,105)		n/a		n/a		n/a
Full Year – Twelve Months to August 31		(1,543,893)		(21,487,020)				n/a		n/a

Earnings/(Loss) per share continuing operations:
Quarter I - Three Months to November 30		0.00		(0.03)		n/a		n/a		n/a
Quarter II - Three Months to February 28		(0.01)		(0.07)		n/a		n/a		n/a
Quarter III- Three Months to May 31		0.00		(0.05)		n/a		n/a		n/a
Full Year – Twelve Months to August 31		(0.04)		(0.65)		(1,424)		n/a		n/a

(Loss) from discontinued operations:
Quarter I - Three Months to November 30		n/a		n/a		(27,091)		(15,943)		(243)
Quarter II - Three Months to February 28		n/a		n/a		(16,449)		(23,197)		(4,131)
Quarter III- Three Months to May 31		n/a		n/a		(16,050)		(21,150)		(15,971)
Full Year – Twelve Months to August 31		n/a		n/a		(91,735)		(83,651)		(39,413)

(Loss) per share – discontinued operations:
Quarter I - Three Months to November 30		n/a		n/a		0.00		0.00		0.00
Quarter II - Three Months to February 28		n/a		n/a		0.00		0.00		0.00
Quarter III- Three Months to May 31		n/a		n/a		0.00		0.00		0.00
Full Year – Twelve Months to August 31		n/a		n/a		0.00		0.00		0.00

Cash:
Quarter I - Three Months to November 30		161,722		-		2,318		7,316		15,656
Quarter II - Three Months to February 28		67,845		-		1,139		6,226		30,510
Quarter III- Three Months to May 31		12,617		12,971		418		6,233		35,141
Full Year – Twelve Months to August 31		4,423		326,381		72		1,205		13,351

Total assets:
Quarter I - Three Months to November 30		179,027		2,003		4,231		13,485		16,013
Quarter II - Three Months to February 28		74,261		9,003		2,678		8,813		32,531
Quarter III- Three Months to May 31		34,012		24,067		1,418		8,315		37,235
Full Year – Twelve Months to August 31		8,745		1,326,381		2,075		4,012		15,582

ITEM 6.  SELECTED FINANCIAL DATA (continued)
	Restated Fiscal 2008		Restated Fiscal 2007		Fiscal 2006		Fiscal 2005		Fiscal 2004
	$		$		$		$		$

Total stockholders’ equity (deficit):
Quarter I - Three Months to November 30		(8,905,213)		(239,206)		(109,195)		(15,097)		(641)
Quarter II - Three Months to February 28		(143,918)		(366,569)		(125,743)		(44,090)		12,511
Quarter III- Three Months to May 31		(189,667)		(402,523)		(142,020)		(59,103)		10,347
Full Year – Twelve Months to August 31		(223,848)		907,071		(175,263)		(82,104)		15,582

Total liabilities and stockholders’ equity (deficit):
Quarter I - Three Months to November 30		179,027		2,003		4,231		13,485		16,013
Quarter II - Three Months to February 28		74,261		9,003		2,678		8,813		32,531
Quarter III- Three Months to May 31		34,012		24,067		1,418		8,315		37,235
Full Year – Twelve Months to August 31		8,745		1,326,381		2,075		4,012		1,547

Cash dividends per share:
Quarter I - Three Months to November 30		-		-		-		-		-
Quarter II - Three Months to February 28		-		-		-		-		-
Quarter III- Three Months to May 31		-		-		-		-		-
Full Year – Twelve Months to August 31		-		-		-		-		-

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

Restatement of Previously Filed Financial Statements

Financial statements corrections, re-allocation and re-formatting changes included in this 10-K/A version of these re-stated financial statements are as follows:

(i) The Company has determined its previous recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended August 31, 2007, was not appropriate and these items have been eliminated from the attached restated financial statements. The elimination of these items as at August 31, 2007 also necessitated an elimination from the preceding version of these financial statements for the year ended August 31, 2008 of an Other Income gain of $9,679,407;

Balance Sheet line items affected by corrections are as follows:

Year ended August 31, 2007	Originally Reported	Adjustments	Restated

Commitments payable – current portion	$7,179,407	$(7,179,407)	$-
Total current liabilities	7,598,717	(7,179,407)	419,310
Commitments payable – long term portion	2,500,000	(2,500,000)	-
Total long term liabilities	2,500,000	(2,500,000)	-
Total liabilities	10,098,717	(9,679,407)	419,310
Accumulated deficit in the exploration stage	(31,382,181)	9,893,737	(21,488,444)
Total stockholders’ equity (deficit)	(8,772,336)	9,679,407	907,071

Statements of Operations line items affected by corrections are as follows:

Year ended May 31, 2008	Originally Reported	Adjustments	Restated

Cancelation of debt relating to commitments	$9,679,407	$(9,679,407)	$-
Net loss from continuing operations	8,135,514	(9,679,407)	(1,543,893)
Net Income (Loss)	8,135,514	(9,679,407)	(1,543,893)
Earnings (Loss) per common share, basic and diluted from continuing operations	0.21	(0.25)	(0.04)
Total other comprehensive income (loss)	8,148,919	(9,679,407)	(1,530,919)

Year ended May 31, 2007	Originally Reported	Adjustments	Restated

Exploration licenses	$21,852,000	$(9,679,407)	$12,172,593
Total expenses	31,156,337	(9,679,407)	21,476,930
Net loss from operations	(32,156,337)	9,679,407	(21,476,930)
Net loss from continuing operations	(31,166,427)	9,679,407	(21,487,020)
Net Loss	(31,166,427)	9,679,407	(21,487,020)
Earnings (Loss) per common share, basic and diluted from continuing operations	(0.95)	0.30	(0.65)
Total other comprehensive (loss)	(31,178,924)	9,679,407	(21,499,517)

Exploration Stage August 15, 2006 through August 31, 2008	Originally Reported	Adjustments	Restated

Exploration licenses	$23,052,000	$(9,679,407)	$13,372,593
Total expenses	32,691,635	(9,679,407)	23,012,228
Net loss from operations	(32,691,635)	9,679,407	(23,012,228)
Cancelation of debt relating to commitments	9,679,407	(9,679,407)	-

Statements of Stockholders’ Equity (Deficit) line items affected by corrections are as follows:

Line Item: – column item changes	Originally Reported	Adjustments	Restated

Restated Unaudited Net loss for year ended August 31, 2007:
- Deficit Accumulated during Exploration Stage	$(31,166,427)	$9,679,407	$(21,487,020)
- Total Stockholders’ Equity (Deficit)	(31,178,924)	9,679,407	(21,487,020)

Restated Unaudited Balance, August 31, 2007:
- Deficit Accumulated during Exploration Stage	(31,167,851)	9,679,407	(21,488.444)
- Total Stockholders’ Equity (Deficit)	(8,772,336)	9,679,407	907,071

Line Item: – column item changes	Originally Reported	Adjustments	Restated

Restated Unaudited Net loss for year ended August 31, 2008:
- Deficit Accumulated during Exploration Stage	$8,135,514	$9,679,407	$(1,543,893)
- Total Stockholders’ Equity (Deficit)	8,148,488	9,679,407	(1,543,893)

(iii) In the Statement of Cash Flows a re-formatting has been done to re-allocate discontinued operations cash flows from a separate section to placement within each of the Operating, Investing and Financing sections of the Statements of Cash Flows and some non-cash stock issuances have been moved from the financing section to the operating section.

Statements of Cash Flows line items affected by corrections are as follows:

Year ended August 31, 2008	Originally Reported	Adjustments	Restated

Net Income (Loss) for period	$8,135,514	$(9,679,407)	$(1,543,893)
Commitments payable	(9,679,407)	9,679,407	-

Year ended August 31, 2007	Originally Reported	Adjustments	Restated

Net Income (Loss) for period	$(31,166,427)	$9,679,407	$(21,487,020)
Cash flows from operating activities:
Commitments payable	9,679,407	(9,679,407)	-
Net cash provided (used) by operating activities	(22,308,993)	15,787,991	(6,521,002)

Exploration Stage August 15, 2006 through August 31, 2008	Originally Reported		Adjustments		Restated

Cash flows from operating activities:	$		$		$
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans related to discontinued operations		n/a		8,761		8,761
Depreciation related to discontinued operations		n/a		318		318
Common stock issued shareholder debt conversion related to discontinued operations		n/a		10,000		10,000
Net change in operating assets and liabilities:
Note payable		-		23,597		23,597
Prepaid expenses related to discontinued operations		n/a		9,500		9,500
Accounts payable and accrued liabilities related to discontinued operations		n/a		(9,220)		(9,220)
Net cash provided (used) by operating activities		(22,978,271)		15,592,245		(7,386,026)

Cash flows from discontinued operations:
Net cash provided (used) by discontinued operating activities:
- Net loss from terminated subsidiary		(68,995)		68,995		n/a
- Net loss fro Development Stage period		(146,110)		146,110		n/a
- Accrued interest on shareholder loans		8,761		(8,761)		n/a
- Depreciation		318		(318)		n/a
- Prepaid expenses		9,500		(9,500)		n/a
- Accounts payable and accrued liabilities		(9,220)		9,220		n/a
- Stock issued for shareholder debt conversion		10,000		(10,000)		n/a
Sub-total		(195,746)		195,746		n/a
(continued)

Exploration Stage August 15, 2006 through August 31, 2008	Originally Reported	Adjustments	Restated
(continued)

Cash flows from financing activities:
Note payable	23,597	(23,597)	-
Common stock issued related to discontinued operations	-	31,266	31.266
Shareholder loans related to discontinued operations	-	152,689	152,689
Net cash provided by financing activities	7,230,117	160,358	7,390,475

Supplemental Disclosure of Non-cash Investing and Financing Activities

Exploration Stage August 15, 2006 through August 31, 2008	Originally Reported	Adjustments	Restated

Common stock issued shareholder debt conversion related to discontinued operations	-	10,000	10,000

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
- Administrative Expenses

Exploration Licenses
Costs for Exploration Licenses for the year ended August 31, 2008 totaled $1,200,000 compared with $12,172,593 for the year ended August 31, 2007. For the Exploration Stage, costs for Exploration Licenses totaled $13,372,593 . These costs included cash and share based payments made to WFEI and WFEI or its nominees in the case of share based payments, toward the purchase of exploration licenses for certain properties in China. We cannot currently project the level of these expenses for fiscal 2009, but expect them to be minimal.

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

Net Income (Loss)

We incurred net losses of $(1,543,893), or $(0.04) per share, for the year ended August 31, 2008 compared to $(21,487,020), or $(0.65) per share, for the year ended August 31, 2007. The Net Loss for the Exploration Stage was $(23,427,442).

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
Salt Lake City, Utah

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Report of Independent Registered Public Accounting Firm

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	Year ended August 31, 2008 (Audited)	Restated Year ended August 31, 2007 (Unaudited)
ASSETS

CURRENT ASSETS
Cash (Note 2)	$4,423	$326,381
Prepaid expenses	4,322	-
Accounts receivable	-	-
Subscription receivable (Note 8)	-	1,000,000
Total current assets	8,745	1,326,381

Total assets	$8,745	$1,326,381

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,675	$66,470
Account payable - related party ( Note 7)	-	75,000
Accrued liabilities	10,750	40,000
Note payable (Note 6)	23,925
Shareholder loans (Notes 6 and 7)	194,243	237,840
Total current liabilities	$232,593	$419,310
Total liabilities	$232,593	$419,310

COMMITMENTS AND CONTINGENCIES (Notes 2 to 13)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,775,000, 38,275,000 and 32,025,000 issued and outstanding at August 31, 2008 and August 31, 2007 respectively (Notes 2 and 8).	38,775	38,275
Paid-in Capital (Notes 8 and 9)	22,984,342	22,584,842
Accumulated deficit in the exploration stage	(23,032,337)	(21,488,444)
Accumulated deficit	(215,105)	(215,105)
Accumulated other comprehensive income (loss) (Note2)	477	(12,497)
Total stockholders’ (deficit)	(223,848)	907,071

Total liabilities and stockholders’ equity	$8,745	$1,326,381

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations

	Restated Year ended August 31, 2008		Restated Year ended August 31, 2007		Restated Exploration Stage August 15, 2006 (inception) through August 31, 2008

EXPENSES:
Exploration licenses		$1,200,000		$12,172,593	$13,372,593
Exploration expenses		-		50,215	50,215
Agent fees		30,000		1,822,500	1,852,500
Professional and consultant fees		180,041		271,414	452,455
Stock-based compensation – officers and directors		-		6,975,491	6,975,491
Investor relations		61,536		73,403	134,939
Administrative expenses		62,649		111,314	174,035
Total expenses		$1,534,226		$21,476,930	$23,012,228

Net loss from operations		$(1,534,226)		$(21,476,930)	$(23,012,228)
Interest expense		(9,667)		(10,090)	(20,109)
Net Income (Loss) from continuing operations:		(1,543,893)		(21,487,020)	(23,032,337)

Net loss from discontinued operations (Note 12) :
– terminated subsidiary		-		-	(68,995)
– change from Development to Exploration Stage		-		-	(146,110)
Net loss from discontinued operations		-		-	(215,105)

Net (Loss)		$(1,543,893)		$(21,487,020)	$(23,247,442)

Loss per common share (Note 2), basic and diluted from discontinued operations:	$	n/a	$	n/a
Earnings (Loss) per common share (Note 2), basic and diluted from continuing operations:		$(0.04)		$(0.65)
Weighted average shares outstanding , basic and diluted (Notes 2 and 8)		38,591,438		32,867,467

OTHER COMPREHENSIVE INCOME (LOSS):
Net (Loss)		$(1,543,893)		$(21,487,020)	$(23,247,442)
Foreign currency translation adjustment		12,974		(12,497)	477
Total other comprehensive income (loss)		$(1,530,919)		$(21,499,517)	$(23,246,965)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Shares	Common Stock	Discount on Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Deficit Accumulated during Exploration Stage		Total Stockholders’ Equity (Deficit)
Opening Stock balance	19,315,000	$19,315	$(7,309)	$29,260	$—	$—		$—	$—
To give effect to 4 for 1 stock dividend May 25, 2006	77,260,000	$—	$—	$—	$—	$—		$—	$—
Balance, August 31, 2004	96,575,000	$19,315	$(7,309)	$29,260	$—	$(39,719)	$		$1,547
Net loss relating to discontinued operations - terminated subsidiary	—	$—	$—	$—	$—	$(26,583)		$—	$(26,583)
- change from Development Stage to Exploration Stage	—	$—	$—	$—	$—	$(57,068)		$—	$(57,068)
Balance, August 31, 2005	96,575,000	$32,025	$—	$9,241	$—	$(123,370)		$—	$(82,104)
Cancellation of common shares August 8, 2006	(64,550,000)	$12,710	$7,309	$(20,019)	$—	$—		$—	$—
Net loss relating to discontinued operations : - terminated subsidiary	—	$—	$—	$—	$—	$(24,720)		$—	$(24,720)
- change from Development Stage to Exploration Stage	—	$—	$—	$—	$—	$(67,015)		$—	$(68,857)
Net loss Exploration Stage	—	$—	$—	$—		$—		$(1,424)	$(1,424)
Balance, August 31, 2006	32,025,000	$32,025	$—	$9,241	$—	$(215,105)		$(1,424)	$(175,263)
Common shares issued for cash at $4.00 per share November 6, 2006	250,000	$250	$—	$999,750	$—	$—		$—	$1,000,000
Common shares issued for cash at $5.00 per share December 18, 2006	400,000	$400	$—	$1,999,600	$—	$—		$—	$2,000,000
Common shares issued for cash at $5.00 per share April 2, 2007	300,000	$300	$—	$1,499,700	$—	$—		$—	$1,500,000
Common shares issued as compensation and expensed at $2.30 per share June 15, 2007	500,000	$500	$—	$1,149,500	$—	$—		$—	$1,150,000
Common shares issued for cash at $2.22 per share June 18, 2007	450,000	$450	$—	$998,550	$—	$—		$—	$999,000
Common shares issued as Agent fees and expensed at $2.35 per share August 29, 2007	3,750,000	$3,750	$—	$8,808,750	$—	$—		$—	$8,812,500
Additional Paid-In Capital relating to options expensed at $2.13 per share August 31, 2007	—	$—	$—	$5,825,491	$—	$—		$—	$5,825,491
Common shares issued for cash at $2.1581 per share August 31, 2007	600,000	$600	$—	$1,294,260	$—	$—		$—	$1,294,860
Foreign currency translation adjustment for year ended August 31, 2007					(12,497)				(12,497)
Restated Unaudited Net loss for year ended August 31, 2007	—	$—	$—	$—	$—	$—		$(21,487,020)	$(21,487,020)
Restated Unaudited Balance, August 31, 2007	38,275,000	$38,275	$—	$22,584,842	$(12,497)	$(215,105)		$(21,488,444)	$907,071
(continued)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Shares	Common Stock	Discount on Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Deficit Accumulated during Exploration Stage	Total Stockholders’ Equity (Deficit)
(continued)
Common shares issued for cash at $080 per share January 14, 2008	500,000	$500	$—	$399,500	$—	$—	$—	$400,000
Foreign currency translation adjustment for year ended August 31, 2008					12,974			12,974
Restated Net loss for year ended August 31, 2008	—	$—	$—	$—	$—	$—	$(1,543,893)	$(1,543,893)
Restated Balance, August 31, 2008	38,775,000	$38,775	$—	$22,984,342	$477	$(215,105)	$(23,032,337)	$(223,848)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Restated Year ended August 31, 2008	Restated Year ended August 31, 2007 (Unaudited)	Restated Exploration Stage August 15, 2006 through August 31, 2008
Cash flows from operating activities:
Net Income (Loss) for period	$(1,543,893)	$(21,487,020)	$(23,247,442)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	9,339	10,090	19,781
Accrued interest on Note payable	328	-	328
Common stock issued for compensation	-	1,150,000	1,150,000
Additional Paid-In Capital relating to Options	-	5,825,491	5,825,491
Common stock issued for license fee payments	-	7,050,000	7,050,000
Common stock issued for agent fee payments	-	1,762,500	1,762,500
Accrued interest on shareholder loans related to discontinued operations	-	-	8,761
Depreciation related to discontinued operations	-	-	318
Common stock issued shareholder debt conversion related to discontinued operations	-	-	10,000
Net change in operating assets and liabilities:
Accounts receivable	-	2,003	-
Subscription receivable	1,000,000	(1,000,000)	-
Prepaid expenses	(4,322)	-	(4,065)
Note payable	23,597	-	23,597
Accounts payable and accrued liabilities	(167,045)	165,934	14,425
Prepaid expenses related to discontinued Operations	-		9,500
Accounts payable and accrued liabilities related to discontinued operations	-		(9,220)
Net cash provided (used) by operating activities	(681,996)	(6,521,002)	(7,386,026)
(continued)

The accompanying notes to financial statements are an integral part of this statement

Consolidated Statements of Cash Flows

	Restated Year ended August 31, 2008	Restated Year ended August 31, 2007 (Unaudited)	Restated Exploration Stage August 15, 2006 through August 31, 2008

Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	-	-	(318)
Net cash provided (used) by investing activities	-	-	(318)

Cash flows from financing activities:
Common stock issued for cash	400,000	6,793,860	7,193,860
Loans by stockholders	(52,936)	65,948	12,660
Common stock issued for cash related to discontinued operations	-	-	31,266
Shareholder loans related to discontinued operations	-	-	152,689
Net cash provided by financing activities	347,064	6,859,808	7,390,475

Effect of foreign currency translation	12,974	(12,497)	220

Net increase (decrease) in cash	(321,958)	326,309	4,351

Cash, beginning of period	326,381	72	72

Cash, end of period	$4,423	$326,381	$4,423

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities

	Year ended August 31, 2008	Year ended August 31, 2007	Restated Exploration Stage August 15, 2006 through August 31, 2008

Common stock issued shareholder debt conversion related to discontinued operations	-	-	10,000

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
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred

ASIAN DRAGON GROUP INC. AND SUBSIDIARY.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

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

NOTE 3 – Basis of Presentation and Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company  incurred a net loss in the current year of $(1,543,893). Additionally it has accumulated an operating losses since its inception, a deficit in working capital and stockholders equity and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

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

Financial Commitments

The Company’s remaining commitments under its Agreements referenced in NOTE 4 are as follows:

PART ONE – Monetary Commitments:

Commitment Item	Installments Required	Payments Made		Balance Due	Deadlines

Jinjishan (Revised) Agreement:
- initial payment	$1,792,593	$1,792,593		$ Nil	August 29, 2007
- installment one	507,407	-		507,407	October 1, 2007
- installment two	500,000	-		500,000	March 1, 2008
- installment three	500,000	-		500,000	October 1, 2008
Contract Cancellation December 2, 2008				(1,507,407)
Sub-total	$3,300,000	$1,792,593	$	Nil

Loning (Revised) Agreement:
- initial payment	$400,000	$400,000		$ Nil	August 29, 2007
- installment one	110,000	27,454		82,546	March 1, 2008
- installment two	500,000	-		500,000	September 30, 2008
- installment three	500,000	-		500,000	September 30, 2009
Contract Cancellation December 2, 2008				(1,082,546)
Sub-total	$1,510,000	$427,454	$	Nil

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

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2004	$(39,413)	2024	$13,795	$(13,795)	$—
2005	(83,651)	2025	29,278	(29,278)	$—
2006	$(91,735)	2026	$32,107	$(32,107)	$—
2007	$(21,487,020)	2027	$7,520,457	$(7,520,457)	$—
2008	$(1,543,893)	2028	$540,363	$(540,363)	$—
	$(23,245,712)		$8,136,000	$(8,136,000)	$—

The total valuation allowance for the year ended August 31, 2008 is $(8,136,000) which increased by $(540,363) for the reported period.

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

NOTE 14 – Restatement of Previously Filed Financial Statements

Financial statements corrections, re-allocation and re-formatting changes included in this 10-K/A version of these re-stated financial statements are as follows:

(i) The Company has determined its previous recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended August 31, 2007, was not appropriate and these items have been eliminated from the attached restated financial statements. The elimination of these items as at August 31, 2007 also necessitated an elimination from the preceding version of these financial statements for the year ended August 31, 2008 of an Other Income gain of $9,679,407;

Balance Sheet line items affected by corrections are as follows:

Year ended August 31, 2007	Originally Reported	Adjustments	Restated

Commitments payable – current portion	$7,179,407	$(7,179,407)	$-
Total current liabilities	7,598,717	(7,179,407)	419,310
Commitments payable – long term portion	2,500,000	(2,500,000)	-
Total long term liabilities	2,500,000	(2,500,000)	-
Total liabilities	10,098,717	(9,679,407)	419,310
Accumulated deficit in the exploration stage	(31,382,181)	9,893,737	(21,488,444)
Total stockholders’ equity (deficit)	(8,772,336)	9,679,407	907,071

Statements of Operations line items affected by corrections are as follows:

Year ended May 31, 2008	Originally Reported	Adjustments	Restated

Cancelation of debt relating to commitments	$9,679,407	$(9,679,407)	$-
Net loss from continuing operations	8,135,514	(9,679,407)	(1,543,893)
Net Income (Loss)	8,135,514	(9,679,407)	(1,543,893)
Earnings (Loss) per common share, basic and diluted from continuing operations	0.21	(0.25)	(0.04)
Total other comprehensive income (loss)	8,148,919	(9,679,407)	(1,530,919)

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Year ended May 31, 2007	Originally Reported	Adjustments	Restated

Exploration licenses	$21,852,000	$(9,679,407)	$12,172,593
Total expenses	31,156,337	(9,679,407)	21,476,930
Net loss from operations	(32,156,337)	9,679,407	(21,476,930)
Net loss from continuing operations	(31,166,427)	9,679,407	(21,487,020)
Net Loss	(31,166,427)	9,679,407	(21,487,020)
Earnings (Loss) per common share, basic and diluted from continuing operations	(0.95)	0.30	(0.65)
Total other comprehensive (loss)	(31.178,924)	9,679,407	(21,499,517)

Exploration Stage August 15, 2006 through August 31, 2008	Originally Reported	Adjustments	Restated

Exploration licenses	$23,052,000	$(9,679,407)	$13,372,593
Total expenses	32,691,635	(9,679,407)	23,012,228
Net loss from operations	(32,691,635)	9,679,407	(23,012,228)
Cancelation of debt relating to commitments	9,679,407	(9,679,407)	-

Statements of Stockholders’ Equity (Deficit) line items affected by corrections are as follows:

Line Item: – column item changes	Originally Reported	Adjustments	Restated

Restated Unaudited Net loss for year ended August 31, 2007:
- Deficit Accumulated during Exploration Stage	$(31,166,427)	$9,679,407	$(21,487,020)
- Total Stockholders’ Equity (Deficit)	(31,178,924)	9,679,407	(21,487,020)

Restated Unaudited Balance, August 31, 2007:
- Deficit Accumulated during Exploration Stage	(31,167,851)	9,679,407	(21,488,444)
- Total Stockholders’ Equity (Deficit)	(8,772,336)	9,679,407	907,071

Line Item: – column item changes	Originally Reported	Adjustments	Restated

Restated Unaudited Net loss for year ended August 31, 2008:
- Deficit Accumulated during Exploration Stage	$8,135,514	$9,679,407	$(1.543,893)
- Total Stockholders’ Equity (Deficit)	8,148,488	9,679,407	(1.543,893)

(iii) In the Statement of Cash Flows a re-formatting has been done to re-allocate discontinued operations cash flows from a separate section to placement within each of the Operating, Investing and Financing sections of the Statements of Cash Flows and some non-cash stock issuances have been moved from the financing section to the operating section.

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Statements of Cash Flows line items affected by corrections are as follows:

Year ended August 31, 2008	Originally Reported	Adjustments	Restated

Net Income (Loss) for period	$8,135,514	$(9,679,407)	$(1,543,893)
Commitments payable	(9,679,407)	9,679,407	-

Year ended August 31, 2007	Originally Reported	Adjustments	Restated

Net Income (Loss) for period	$(31,166,427)	$9,679,407	$(21,487,020)
Cash flows from operating activities:
Commitments payable	9,679,407	(9,679,407)	-
Net cash provided (used) by operating activities	(22,308,993)	15,787,991	(6,521,002)

Exploration Stage August 15, 2006 through August 31, 2008	Originally Reported		Adjustments		Restated

Cash flows from operating activities:	$		$		$
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans related to discontinued operations		n/a		8,761		8,761
Depreciation related to discontinued operations		n/a		318		318
Common stock issued shareholder debt conversion related to discontinued operations		n/a		10,000		10,000
Net change in operating assets and liabilities:
Note payable		-		23,597		23,597
Prepaid expenses related to discontinued operations		n/a		9,500		9,500
Accounts payable and accrued liabilities related to discontinued operations		n/a		(9,220)		(9,220)
Net cash provided (used) by operating activities		(22,978,271)		15,592,245		(7,386,026)

Cash flows from discontinued operations:
Net cash provided (used) by discontinued operating activities:
- Net loss from terminated subsidiary		(68,995)		68,995		n/a
- Net loss fro Development Stage period		(146,110)		146,110		n/a
- Accrued interest on shareholder loans		8,761		(8,761)		n/a
- Depreciation		318		(318)		n/a
- Prepaid expenses		9,500		(9,500)		n/a
(continued)

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Exploration Stage August 15, 2006 through August 31, 2008	Originally Reported	Adjustments	Restated
(continued)
- Accounts payable and accrued liabilities	(9,220)	9,220	n/a
- Stock issued for shareholder debt conversion	10,000	(10,000)	n/a
Sub-total	(195,746)	195,746	n/a

Cash flows from financing activities:
Note payable	23,597	(23,597)	-
Common stock issued related to discontinued operations	-	31,266	31,266
Shareholder loans related to discontinued operations	-	152,689	152,689
Net cash provided by financing activities	7,230,117	160,358	7,390,475

Supplemental Disclosure of Non-cash Investing and Financing Activities

Exploration Stage August 15, 2006 through August 31, 2008	Originally Reported	Adjustments	Restated

Common stock issued shareholder debt conversion related to discontinued operations	-	10,000	10,000

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

Changes in Internal Control over Financial Reporting

During the last quarter of the Company’s fiscal year ended August 31, 2008, the Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the last fiscal that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management concluded that there was more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

Remediation Plan

Subsequent to May 31, 2008, we began work to remediate the significant deficiencies identified in our internal control over financial reporting described above, including specific remediation initiatives described below. We began implementation of the actions described below with respect to the identified significant deficiencies and these remedies were in place at August 31, 2008.

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

Dated: October 15, 2009