Form 10-Q/A
period 2008-11-30
ASIAN DRAGON GROUP INC.
filed 2009-10-16
CIK 1314259

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

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
 (an Exploration Stage Company)

NOTE:  This re-filed Quarterly Report on Form 10-Q/A includes the following changes: (i) The Company has determined its previous recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended August 31, 2007 was not appropriate and the elimination of these items also necessitated an elimination for the year ended August 31, 2008 of an Other Income gain of $9,679,407 which was included in the preceding version of these financial statements for the three months ended November 30, 2008; and (ii) a re-formatting of financial information regarding discontinued operations and stock issuances in the Statements of Cash Flows.

Page
PART I. Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets at November 30, 2008 (unaudited) and August 31, 2008 (audited)	1

Restated Unaudited Consolidated Statements of Operations for the three month periods ended November 30, 2008 and November 30, 2007 and the Exploration Stage Period of August 15, 2006 to November 30, 2008	2

Restated Unaudited Consolidated Statements of Cash Flows for the three month periods ended November 30, 2008 and November 30, 2007 and the Exploration Stage Period of August 15, 2006 to November 30, 2008	3

Unaudited Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities for the three month periods ended November 30, 2008 and November 30, 2007 and the Exploration Stage Period of August 15, 2006 to November 30, 2008	4

Notes to Consolidated Unaudited Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Controls and Procedures	11

PART II. Other Information	13

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

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

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations

	Three Months ended November 30, 2008		Restated Three Months ended November 30, 2007		Restated Exploration Stage August 15, 2006 through November 30, 2008

EXPENSES:
Exploration licenses		$-		$800,000	$13,372,593
Exploration expenses		-		-	50,215
Agent fees		-		-	1,852,500
Professional and consultant fees		29,002		61,305	481,457
Stock-based compensation – officers and directors		-		-	6,975,491
Investor relations		-		57,708	134,939
Administrative expenses		7,189		16,494	181,224
Total expenses		$36,191		$935,507	$23,048,491

Net loss from operations		$(36,191)		$(935,507)	$(23,048,419)
Interest expense		(2,731)		(2,399)	(22,840)
Net Income (Loss) from continuing operations:		(38,922)		(937,906)	(23,071,259)

Net loss from discontinued operations :
– terminated subsidiary		-		-	(68,995)
– change from Development to Exploration Stage		-		-	(146,110)
Net loss from discontinued operations		-		-	(215,105)

Net Income (Loss)		$(38,922)		$(937,906)	$(23,286,364)

Loss per common share, basic and diluted from discontinued operations:	$	n/a	$	n/a
Earnings (Loss) per common share, basic and diluted from continuing operations:	$	Nil		$(0.02)
Weighted average shares outstanding , basic and diluted		38,775,000		38,275,000

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)		$(38,922)		$(937,906)	$(23,286,364)
Foreign currency translation adjustment		(60)		13,030	417
Total other comprehensive income (loss)		$(38,982)		$(924,876)	$(23,285,947)

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Three Months ended November 30, 2008	Restated Three Months ended November 30, 2007	Restated Exploration Stage August 15, 2006 through November 30, 2008
Cash flows from operating activities:
Net Income (Loss) for period	$(38,922)	$(937,906)	$(23,286,364)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	2,429	2,399	22,210
Accrued interest on Note payable	302	-	630
Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options – compensation expense	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500
Accrued interest on shareholder loans related to discontinued operations	-	-	8,761
Depreciation related to discontinued operations	-	-	318
Common stock issued for shareholder debt c onversion related to discontinued operations	-	-	10,000
Net change in operating assets and liabilities:
Subscription receivable	-	1,000,000	-
Prepaid expenses	466	(17,305)	(3,599)
Accounts payable and accrued liabilities	27,343	(171,940)	41,768
Prepaid expenses related to discontinued operations	-	-	9,500
Accounts payable and accrued liabilities related to discontinued operations	-	-	(9,220)
Net cash provided (used) by operating activities	(8,382)	(124,752)	(7,418,005)

Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	-	-	(318)
Net Cash provided (used) by investing activities	-	-	(318)
(continued)

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Three Months ended November 30, 2008	Restated Three Months ended November 30, 2007	Restated Exploration Stage August 15, 2006 through November 30, 2008
(continued)
Cash flows from financing activities:
Common stock issued for cash	-	-	7,193,860
Loans by stockholders	4,040	(52,937)	16,700
Note payable	-	-	23,597
Common stock issued for cash related to discontinued operations	-	-	31,266
Shareholder loans related to discontinued operations	-	-	152,689
Net cash provided by financing activities	4,040	(52,937)	7,418,112

Effect of foreign currency translation	(60)	13,030	160

Net increase (decrease) in cash	(4,402)	(164,659)	(51)

Cash, beginning of period	4,423	326,381	72

Cash, end of period	$21	$161,722	$21

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities

	Three Months ended November 30, 2008	Three Months ended November 30, 2007	Restated Exploration Stage August 15, 2006 through August 31, 2008

Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500
Common stock issued shareholder debt conversion related to discontinued operations	-	-	(10,000)

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

NOTE 6 – Changes to Previously Filed Financial Statements

This re-filed Quarterly Report on Form 10-Q/A includes the following changes:

(i) The Company has determined its previous recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended August 31, 2007 was not appropriate and the elimination of these items also necessitated an elimination for the year ended August 31, 2008 of an Other Income gain of $9,679,407 which was included in the preceding version of these financial statements for the three months ended November 30, 2008;

Statements of Operations line items affected by these corrections are as follows:

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Three months ended November 30, 2007	Originally Reported	Adjustments	Restated

Exploration licenses	$8,001	$791,999	$800,000
Total expenses	143,508	791,999	935,507
Net loss from operations	(143,508)	(791,999)	(935,507)
Net loss from continuing operations	(145,907)	(791,999)	(937,906)
Net Loss	(145,907)	(791,999)	(937,906)
Loss per common share, basic and diluted from continuing operations	Nil	(0.02)	(0.02)
OTHER COMPREHENSIVE LOSS:
Net Loss	(145,907)	(791,999)	(937,906)
Total other comprehensive (loss)	(132,877)	(791,999)	(924,876)

Exploration Stage August 15, 2006 through November 30, 2008	Originally Reported	Adjustments	Restated

Exploration licenses	$23,052,000	$(9,679,407)	$13,372,593
Total expenses	32,727,826	(9,679,407)	23,048,491
Net loss from operations	(32,727,826)	9,679,407	(23,048,419)
Cancelation of debt relating to commitments	9,679,407	(9,679,407)	n/a

(ii) a re-formatting of financial information regarding discontinued operations and stock issuances.

The Statements of Cash Flows and Supplemental Disclosure of Non-cash Investing and Financing Activities line items affected by these corrections are as follows:

Three months ended November 30, 2007	Originally Reported	Adjustments	Restated

Net Income (Loss) for period	$(145,907)	$(791,999)	$(937,906)
Commitments payable	(791,999)	791,999	n/a

Exploration Stage August 15, 2006 through November 30, 2008	Originally Reported	Adjustments	Reformatted

Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans related to discontinued operations	n/a	8,761	8,761
Depreciation related to discontinued operations	n/a	318	318
Common stock issued for debt conversion related to discontinued operations	n/a	10,000	10,000
Net change in operating assets and liabilities:
Prepaid expenses related to discontinued operations	n/a	9,500	9,500
Accounts payable and accrued liabilities related to discontinued operations	n/a	(9,220)	(9,220)
(continued)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Exploration Stage August 15, 2006 through November 30, 2008	Originally Reported	Adjustments	Reformatted
(continued)
Net cash provided (used) by operating activities	(7,437,364)	19,359	(7,418,005)

Cash flows from discontinued operations:
Net cash provided (used) by discontinued operating a ctivities:
Net loss from terminated subsidiary	(68,995)	68,995	-
Net loss from Development Stage period	(146,110)	146,110	-
Accrued interest on shareholder loans	8,761	(8,761)	-
Depreciation	318	(318)	-
Prepaid expenses	9,500	(9,500)	-
Accounts payable and accrued liabilities	(9,220)	9,220	-
Stock issued for shareholder debt conversion	10,000	(10,000)	-
Sub-total	(195,746)	195,746	-

Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	n/a	(318)	(318)
Net cash provided (used) by investing activities	n/a	(318)	(318)

Net Cash provided by discontinued operations financing activities:
Common stock issued for cash	31,266	(31,266)	-
Shareholder loans related to discontinued operations	152,689	(152,689)	-
Sub-total	183,955	(183,955)	-
Net cash provided (used) by discontinued operations:	(12,109)	12,109	-
Adjustment for Net loss from terminated subsidiary	68,995	(68,995)	-
Adjustment for Net loss from Development Stage period	146,110	(146,110)	-
Net adjustments	215,105	(215,105)	-

Cash flows from financing activities:
Common stock issued for compensation	1,150,000	(1,150,000)	n/a
Common stock issued for cash related to discontinued operations	n/a	31,266	31,266
Shareholder loans related to discontinued operations	n/a	152,689	152,689
Net cash provided by financing activities	7,234,157	183,955	7,418,112

Supplemental Disclosure of Non-cash Investing and Financing Activities

Exploration Stage August 15, 2006 through November 30, 2008	Originally Reported	Adjustments	Reformatted

Common stock issued shareholder debt conversion related to discontinued operations	-	10,000	10,000

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
- Administrative Expenses

Exploration Licenses

Expenditures for Exploration Licenses were $nil and $800,000 respectively for the three month periods ended November 30, 2008 versus November 30, 2007. For the period of August 15, 2006 (inception) to November 30, 2008 (the “Exploration Stage”) costs for Exploration Licenses totaled $13,372,593 . We anticipate these expenses will increase over the next twelve months as we implement our business plans.

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

Net Income (Loss)

We incurred net losses for the three month periods ended November 30, 2008 and November 30, 2007of $(38,922) versus $(936,906) respectively. The Net Loss for the Exploration Stage was $(23,286,364).

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

Dated: October 16, 2009