Form 10-Q/A
period 2009-02-28
ASIAN DRAGON GROUP INC.
filed 2009-10-16
CIK 1314259

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

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
 (an Exploration Stage Company)

NOTE:  This re-filed Quarterly Report on Form 10-Q/A includes the following changes: (i) The Company has determined its previous recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended August 31, 2007 was not appropriate and the elimination of these items also necessitated an elimination for the year ended August 31, 2008 of an Other Income gain of $9,679,407 which was included in the preceding version of these financial statements for the six months ended February 28, 2009; and (ii) a re-formatting of financial information regarding discontinued operations and stock issuances in the Statements of Cash Flows.

Page

PART I. Financial Information	1

Item 1. Financial Statements.	1

Consolidated Balance Sheets at February 28, 2009 (unaudited) and August 31, 2008 (audited)	1

Restated Unaudited Consolidated Statements of Operations for the three and six month periods ended February 28, 2009 and February 29, 2008 and the Exploration Stage Period of August 15, 2006 to February 28, 2009	2

Restated Unaudited Consolidated Statements of Cash Flows for the six month periods ended February 28, 2009 and February 29, 2008 and the Exploration Stage Period of August 15, 2006 to February 28, 2009	3

Unaudited Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities for the six month periods ended February 28, 2009 and February 29, 2008 and the Exploration Stage Period of August 15, 2006 to February 28, 2009	4

Notes to Consolidated Unaudited Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

PART II. Other Information	18

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

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

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations

	Three months ended February 28, 2009		Restated Three months ended February 29, 2008	Six months ended February 28, 2009		Restated Six months ended February 29, 2008	Restated Exploration Stage August 15, 2006 through February 28, 2009

EXPENSES:
Exploration licenses		$-	400,000		$-	1,200,000	$13,372,593
Exploration expenses		-	-		-	-	50,215
Agent fees		-	30,000		-	30,000	1,852,500
Professional and consultant fees		12,058	77,319		41,060	138,624	493,515
Stock-based compensation		-	-		-	-	6,975,491
Investor relations		-	-		-	57,708	134,939
Administrative expenses		897	16,909		8,087	33,403	182,121
Total expenses		$12,955	524,228		$49,147	1,459,735	$23,061,374

Net (Loss) from operations		$(12,955)	(524,228)		$(49,147)	(1,459,735)	$(23,061,374)
Interest expense		(2,971)	(2,280)		(5,702)	(4,679)	(25,811)
Net Income (Loss) from continuing operations:		(15,926)	(526,508)		(54,849)	(1,464,414)	(23,087,185)

Discontinued operations :
– Net (Loss) from terminated subsidiary		-	-		-	-	(68,995)
– Net (Loss) from Development Stage		-	-		-	-	(146,110)
Net Income (Loss)		$(15,926)	(526,508)		$(54,849)	(1,464,414)	$(23,302,290)

Earnings (Loss) per common share, basic and diluted:	$	Nil	$(0.01)	$	Nil	$(0.04)
Weighted average shares outstanding , basic and diluted		38,775,000	38,404,834		38,775,000	38,404,834

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)		$(15,926)	(526,508)		$(54,849)	(1,464,414)	$(23,302,290)
Foreign currency translation adjustment		(7)	395		(67)	13,425	410
Total other comprehensive income (loss)		$(15,933)	(526,113)		$(54,916)	(1,450,989)	$(23,301,880)

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Six months ended February 28, 2009	Restated Six months ended February 29, 2008	Restated Exploration Stage August 15, 2006 through February 28, 2009
Cash flows from operating activities:
Net Income (Loss) for period	$(54,849)	$(1,464,414)	$(23,302,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	5,106	4,679	24,887
Accrued interest on Note payable	596	-	924
Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license payments	-	-	7,050,000
Common stock issued for agent payments	-	-	1,762,500
Accrued interest on shareholder loans related to discontinued operations	-	-	8,761
Depreciation related to discontinued operations	-	-	318
Common stock issued for debt conversion related to discontinued operations	-	-	10,000
Net change in operating assets and liabilities:
Subscription receivable	-	1,000,000	-
Prepaid expenses	706	(6,416)	(3,359)
Accounts payable and accrued liabilities	5,685	(148,194)	20,109
Prepaid expenses related to discontinued operations	-	-	9,500
Accounts payable and accrued liabilities related to discontinued operations	-	-	(9,220)
Net cash provided (used) by operating activities	(42,756)	(614,345)	(7,452,379)

Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	-	-	(318)
Net cash provided (used) by investing activities	-	-	(318)
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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring, among other things, that: (i) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labelled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; and (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. The Company has adopted this Statement and this adoption did not result any changes to the presentation of its balance sheet and statement of operations.

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

NOTE 5 – Changes to Previously Filed Financial Statements

This re-filed Quarterly Report on Form 10-Q/A includes the following changes:

(i) The Company has determined its previous recording of $9,679,407 of Exploration License expenses and related Commitments Payable of $9,679,407 during the year ended August 31, 2007 was not appropriate and the elimination of these items also necessitated an elimination for the year ended August 31, 2008 of an Other Income gain of $9,679,407 which was included in the preceding version of these financial statements for the six months ended February 28, 2009;

Statements of Operations line items affected by these corrections are as follows:

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Three months ended February 29, 2008	Originally Reported	Adjustments	Restated

Exploration licenses	$1,191,999	$(791,999)	$400,000
Total expenses	1,316,227	(791,999)	524,228
Net loss from operations	(1,316,227)	791,999	(524,228)
Cancelation of debt relating to commitments	9,679,407	(9,679,407)	n/a
Net Income (loss) from continuing operations	8,360,900	(9,679,407)	(526,508)
Net Income (Loss)	8,360,900	(9,679,407)	(526,508)
Loss per common share, basic and diluted from continuing operations	0.22	(0.23)	(0.01)
OTHER COMPREHENSIVE LOSS:
Net Loss	8,360,900	(9,679,407)	(526,508)
Total other comprehensive (loss)	8,361,295	(9,679,407)	(526,113)

Six months ended February 29, 2008	Originally Reported	Adjustments	Restated

Cancelation of debt relating to commitments	9,679,407	(9,679,407)	n/a
Net Income (loss) from continuing operations	8,214,993	(9,679,407)	(1,464,414)
Net Income (Loss)	8,214,993	(9,679,407)	(1,464,414)
Loss per common share, basic and diluted from continuing operations	0.21	(0.25)	(0.04)
OTHER COMPREHENSIVE LOSS:
Net Loss	8,214,993	(9,679,407)	(1,464,414)
Total other comprehensive (loss)	8,228,418	(9,679,407)	(1,450,989)

Exploration Stage August 15, 2006 through February 28, 2009	Originally Reported	Adjustments	Restated

Exploration licenses	$23,052,000	$(9,679,407)	$13,372,593
Total expenses	32,740,781	(9,679,407)	23,061,374
Net loss from operations	(32,740,781)	9,679,407	(23,061,374)
Cancelation of debt relating to commitments	9,679,407	(9,679,407)	n/a

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Statements of Cash Flows line items affected by these corrections are as follows:

Six months ended February 28, 2009	Originally Reported		Adjustments		Reformatted

Cash flows from operating activities:	$		$		$
Adjustments to reconcile net loss to net cash used in operating activities:
Subtotal continuing operations		5,702		(5,702)		n/a
Subtotal discontinued operations		-		-		n/a
Net change in operating assets and liabilities:
Subtotal continuing operations		6,391		(6,391)		n/a
Subtotal discontinued operations		-		-		n/a
Cash flows from investing activities:
Subtotal discontinued operations		(318)		318		n/a
Cash flows from financing activities:
Subtotal continuing operations		38,651		(38,651)		n/a
Subtotal discontinued operations		-		-		n/a

Six months ended February 29, 2008	Originally Reported	Adjustments	Reformatted

Net Income (Loss) for period	$8,214,993	$(9,679,407)	$(1,464,414)
Cancelation of debt relating to commitments	(9,679,407)	9,679,407	n/a
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Subtotal continuing operations	(9,674,728)	9,678,728	n/a
Subtotal discontinued operations	-	-	n/a
Net change in operating assets and liabilities:
Subtotal continuing operations	845,390	(845,390)	n/a
Subtotal discontinued operations	-	-	n/a
Cash flows from investing activities:
Subtotal discontinued operations	-	-	n/a
Cash flows from financing activities:
Subtotal continuing operations	342,384	(342,384)	n/a
Subtotal discontinued operations	-	-	n/a

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Exploration Stage August 15, 2006 through February 28, 2009	Originally Reported	Adjustments	Reformatted

Cancelation of debt relating to commitments	$(9,679,407)	$9,679,407	$	n/a
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Subtotal continuing operations	6,134,395	(6,134,395)		n/a
Subtotal discontinued operations	19,079	(19,079)		n/a
Net change in operating assets and liabilities:
Commitments payable	9,679,407	(9,679,407)		n/a
Subtotal continuing operations	9,696,157	(9,696,157)		n/a
Subtotal discontinued operations	280	(280)		n/a
Cash flows from investing activities:
Subtotal discontinued operations	(318)	318		n/a
Cash flows from financing activities:
Subtotal continuing operations	7,268,768	(7,268,768)		n/a
Subtotal discontinued operations	183,955	(183,955)		n/a

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

Expenses

Our operating expenses are classified into seven categories:

- Exploration Licenses
- Exploration Expenses
- Agent Fees
- Professional and Consultant Fees
- Stock Based Compensation
- Investor Relations
- Administrative Expenses

Exploration Licenses

Expenditures for Exploration Licenses were $nil and $nil versus $400,000 and $1,200,000 respectively for the three and six month periods ended February 28, 2009 versus February 29, 2008. For the period of August 15, 2006 (inception) to February 28, 2009 (the “Exploration Stage”) costs for Exploration Licenses totaled $13,372,593 .

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

Net Income (Loss)

We experienced net (losses) for the three and six month periods ended February 28, 2009 and February 29, 2008 of $(15,926) and $(54,849) versus $(526,508) and $(1,464,414), respectively. The Net Loss for the Exploration Stage was $(23,302,290).

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

ITEM 6.   EXHIBITS

Number	Exhibit Description

31.1	Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	March 13, 2009 News Release *

* Filed as an exhibit to a Form 10-Q filed April 14, 2009 and incorporated here by reference

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