Form 10-Q/A
period 2009-05-31
ASIAN DRAGON GROUP INC.
filed 2009-10-16
CIK 1314259

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

NOTE:  This re-filed Quarterly Report on Form 10-Q/A includes a re-formatting of financial information regarding discontinued operations.

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

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations

	Three months ended May 31, 2009		Three months ended May 31, 2008		Nine months ended May 31, 2009		Nine months ended May 31, 2008	Restated Exploration Stage August 15, 2006 through May 31, 2009

EXPENSES:
Exploration licenses		$-		-		$-	1,200,000	$13,372,593
Exploration expenses		22,635		-		22,635	-	72,850
Agent fees		-		-		-	30,000	1,852,500
Professional and consultant fees		9,500		17,667		50,560	156,291	503,015
Stock-based compensation		-		-		-	-	6,975,491
Investor relations		1,842		3,828		1,842	61,536	136,781
Administrative expenses		2,840		21,443		10,927	54,921	184,961
Total expenses		$36,817		42,938		$85,964	1,502,748	$23,098,191

Net (Loss) from operations		$(36,817)		(42,938)		$(85,964)	(1,502,748)	$(23,098,191)

OTHER INCOME (EXPENSE):
Interest expense		(3,794)		(2,309)		(9,497)	(6,988)	(29,605)
Net Income (Loss) from continuing operations:		(40,611)		(45,247)		(95,461)	(1,509,736)	(23,127,796)

Net (Loss) from discontinued operations, net of tax:
- Net Loss from terminated subsidiary		-		-		-	-	(68,995)
- Net Loss from Development Stage Period		-		-		-	-	(146,110)
Net Income (Loss)		$(40,611)		(45,247)		$(95,461)	(1,509,736)	$(23,342,901)

Earnings (Loss) per common share, basic and diluted:	$	Nil	$	Nil	$	Nil	$(0.04)
Weighted average shares outstanding , basic and diluted		38,775,000		38,529,579		38,775,000	38,529,579

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)		$(40,611)		(45,247)		$(95,461)	(1,509,736)	$(23,342,901)
Foreign currency translation adjustment		(5)		(427)		(72)	12,998	405
Total other comprehensive income (loss)		$(40,616)		(45,674)		$(95,533)	(1,496,738)	$(23,342,496)

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Nine months ended May 31, 2009	Nine months ended May 31, 2008	Restated Exploration Stage August 15, 2006 through May 31, 2009
Cash flows from operating activities:
Net Income (Loss) for period	$(95,461)	$(1,509,736)	$(23,342,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	8,599	6,988	28,380
Accrued interest on Note payable	899	-	1,226
Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license payments	-	-	7,050,000
Common stock issued for agent payments	-	-	1,762,500
Accrued interest on shareholder loans related to discontinued operations	-	-	8,761
Depreciation related to discontinued operations	-	-	318
Common stock issued for debt conversion related to discontinued operations	-	-	10,000
Net change in operating assets and liabilities:
Subscription receivable	-	1,000,000	-
Prepaid expenses	197	(21,395)	(3,868)
Accounts payable and accrued liabilities	17,600	(180,142)	32,024
Prepaid expenses related to discontinued operations	-	-	9,500
Accounts payable and accrued liabilities related to discontinued operations	-	-	(9,220)
Net cash provided (used) by operating activities	(68,166)	(704,285)	(7,477,789)

Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	-	-	(318)
Net cash provided (used) by investing activities	-	-	(318)
(continued)

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Nine months ended May 31, 2009	Nine months ended May 31, 2008	Restated Exploration Stage August 15, 2006 through May 31, 2009
(continued)
Cash flows from financing activities:
Common stock issued for cash	-	400,000	7,193,860
Shareholder loans	78,068	(22,477)	90,728
Note payable	-	-	23,597
Common stock issued for cash related to discontinued operations			31,266
Shareholder loans related to discontinued operations			152,689
Net cash provided by financing activities	78,068	377,523	7,492,140

Effect of foreign currency translation	(72)	12,998	148

Net increase (decrease) in cash	9,830	(313,764)	14,181

Cash, beginning of period	4,423	326,381	72

Cash, end of period	$14,253	$12,617	$14,253

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities

	Nine Months ended May 31, 2009	Nine Months ended May 31, 2008	Exploration Stage August 15, 2006 through May 31, 2009

Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license payments	-	-	7,050,000
Common stock issued for agent payments	-	-	1,762,500
Common stock issued for debt conversion related to discontinued operations	-	-	10,000

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

NOTE 5 – Restatement of Comparative Data Reported in Previously Filed Financial Statements

This re-filed Quarterly Report on Form 10-Q/A includes a re-formatting of financial information regarding discontinued operations.

Statements of Operations line items affected by these corrections are as follows:

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 15, 2006 (inception) through May 31, 2009	Originally Reported	Adjustments	Restated

Net Income (Loss) from discontinued operations, net of tax	$(215,105)	215,105	n/a
Discontinued Operations:	8,169,671	$(9,679,407)	$(1,509,736)
- Net Loss from terminated subsidiary	-	(68,995)	(68,995)
- Net Loss from Development Stage Period	-	(146,110)	(146,110)

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