Form 10-K
period 2009-08-31
ASIAN DRAGON GROUP INC.
filed 2009-12-14
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended August 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

Commission File # 000-52268

ASIAN DRAGON GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0418754
(IRS Employer Identification Number)

Suite 108 - 1312 North Monroe Street, Spokane, Washington, USA  99201
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:

Based on the closing price on December 11, 2009 of $0.10, the aggregate market value of the 33,325,000 common shares held by non-affiliates was $3,332,500.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 38,775,000 Common shares were outstanding as of December 11, 2009.

 Documents incorporated by reference: None

ii

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

PART I
ITEM 1.	Description of Business	1
ITEM 1A.	Risk Factors	2
ITEM 1B.	Unresolved Staff Comments	5
ITEM 2.	Properties	6
ITEM 3.	Legal Proceedings	6
ITEM 4.	Submission of Matters to Vote of Security Holders	6
PART II
ITEM 5.	Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	6
ITEM 6.	Selected Financial Data	7
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	9
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	12
ITEM 8.	Financial Statements and Supplementary Data:	12
	Reports of Independent Registered Public Accounting Firms	13
	Consolidated Balance Sheets at August 31, 2009 and August 31, 2008	14
	Consolidated Statements of Operations for the years ended August 31, 2009 and August 31, 2008 and the Exploration Stage Period of August 15, 2006 to August 31, 2009	15
	Consolidated Statement of Stockholders’ Equity	16
	Consolidated Statements of Cash Flows for the years ended August 31, 2009 and August 31, 2008 and the Exploration Stage Period of August 15, 2006 to August 31, 2009	17
	Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities	19
	Notes to Financial Statements	20
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34
ITEM 9A.	Controls and Procedures	34
ITEM 9B.	Other Information	36
PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	36
ITEM 11.	Executive Compensation	39
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	41
ITEM 14.	Principal Accounting Fees and Services	41
PART IV
ITEM 15.	Exhibits, Financial Statements Schedules	43

SIGNATURES		43

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended August 31, 2009, the Company had a Net Loss from Operations of $(106,316). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Company does not presently have any material property investments.

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

Quarter Ended	High Trade	Low Trade	Closing Trade

May 31, 2006	$0.40	$0.00	$0.40
August 31, 2006	1.55	$1.01	$1.01

November 30, 2006	$4.75	$0.51	$4.24
February 28, 2007	7.00	3.00	4.95
May 31, 2007	6.25	2.50	3.40
August 31, 2008	4.95	1.70	2.13

November 30, 2008	$1.24	$1.24	$1.24
February 28, 2009	0.77	0.70	0.70
May 31, 2009	0.33	0.33	0.33
August 31, 2009	0.12	0.12	0.12

Shareholders

On August 31, 2009, there were 2 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA

	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
	$	$	$	$	$
Operating Revenue:
Quarter I - Three Months to November 30	-	-	-	n/a	n/a
Quarter II - Three Months to February 28	-	-	-	n/a	n/a
Quarter III- Three Months to May 31	-	-		n/a	n/a
Full Year – Twelve Months to August 31	-	-	-	-	n/a

Income/(Loss) from continuing operations:
Quarter I - Three Months to November 30	(38,922)	(937,906)	(1,063,943)	n/a	n/a
Quarter II - Three Months to February 28	(15,926)	(526,508)	(2,127,363)	n/a	n/a
Quarter III- Three Months to May 31	(40,611)	(45,247)	(1,536,105)	n/a	n/a
Full Year – Twelve Months to August 31	(106,316)	(1,530,919)	(21,499,517)	(1,424)	n/a

	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
	$	$	$	$	$
(Loss) per share - continuing operations:
Quarter I - Three Months to November 30	0.00	0.00	(0.03)	n/a	n/a
Quarter II - Three Months to February 28	0.00	(0.01)	(0.07)	n/a	n/a
Quarter III- Three Months to May 31	0.00	0.00	(0.05)	n/a	n/a
Full Year – Twelve Months to August 31	0.00	(0.04)	(0.65)	0.00	n/a

(Loss) from discontinued operations:
Quarter I - Three Months to November 30	n/a	n/a	n/a	(27,091)	(15,943)
Quarter II - Three Months to February 28	n/a	n/a	n/a	(16,449)	(23,197)
Quarter III- Three Months to May 31	n/a	n/a	n/a	(16,050)	(21,150)
Full Year – Twelve Months to August 31	n/a	n/a	n/a	(91,735)	(83,651)

(Loss) per share – discontinued operations:
Quarter I - Three Months to November 30	n/a	n/a	n/a	0.00	0.00
Quarter II - Three Months to February 28	n/a	n/a	n/a	0.00	0.00
Quarter III- Three Months to May 31	n/a	n/a	n/a	0.00	0.00
Full Year – Twelve Months to August 31	n/a	n/a	n/a	0.00	0.00

Cash:
Quarter I - Three Months to November 30	21	161,722	-	2,318	7,316
Quarter II - Three Months to February 28	251	67,845	-	1,139	6,226
Quarter III- Three Months to May 31	14,253	12,617	12,971	418	6,233
Full Year – Twelve Months to August 31	3,829	4,423	326,381	72	1,205

Total assets:
Quarter I - Three Months to November 30	3,877	179,027	2,003	4,231	13,485
Quarter II - Three Months to February 28	3,867	74,261	9,003	2,678	8,813
Quarter III- Three Months to May 31	18,378	34,012	24,067	1,418	8,315
Full Year – Twelve Months to August 31	4,331	8,745	1,326,381	2,075	4,012

Total stockholders’ equity (deficit):
Quarter I - Three Months to November 30	(262,829)	(17,805)	(239,206)	(109,195)	(15,097)
Quarter II - Three Months to February 28	(278,763)	(143,918)	(366,569)	(125,743)	(44,090)
Quarter III- Three Months to May 31	(319,380)	(189,667)	(402,523)	(142,020)	(59,103)
Full Year – Twelve Months to August 31	(330,164)	(223,848)	907,071	(175,263)	(82,104)

Total liabilities and stockholders’ equity/(deficit):
Quarter I - Three Months to November 30	3,877	179,027	2,003	4,231	13,485
Quarter II - Three Months to February 28	3,867	74,261	9,003	2,678	8,813
Quarter III- Three Months to May 31	18,378	34,012	24,067	1,418	8,315
Full Year – Twelve Months to August 31	4,331	8,745	1,326,381	2,075	4,012

Cash dividends per share:
Quarter I - Three Months to November 30	-	-	-	-	-
Quarter II - Three Months to February 28	-	-	-	-	-
Quarter III- Three Months to May 31	-	-	-	-	-
Full Year – Twelve Months to August 31	-	-	-	-	-

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the consolidated financial condition of Asian Dragon Group Inc. and Subsidiary (“ADG”) during the years ended August 31, 2009 and August 31, 2008 and the Exploration Stage Period of August 15, 2006 to August 31, 2009 (the “Exploration Stage”).

Revenues

ADG did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into seven categories:

- Exploration Licenses
- Exploration Expenses
- Agent Fees
- Professional and Consultant Fees
- Stock Based Compensation – officers and directors
- Investor Relations
- Administrative Expenses

Exploration Licenses
Costs for Exploration Licenses for the year ended August 31, 2009 totaled $nil compared with $1,200,000 for the year ended August 31, 2008. For the Exploration Stage, costs for Exploration Licenses totaled $13,372,593.  We cannot currently project the level of these expenses for fiscal 2009, but expect them to be minimal.

Exploration Expenses
Exploration Expenses for the year ended August 31, 2009 totaled $22,635 compared to $Nil for the year ended August 31, 2008. Expenses for the Exploration Stage totaled $72,850. These expenses were comprised of costs for geological services. We cannot currently project the level of these expenses for fiscal 2009, but expect them to be minimal.

Agent Fees
Agent Fees for the year ended August 31, 2009 totaled $Nil compared to $30,000 for the year ended August 31, 2008. Agent Fees totaled $1,852,500 for the Exploration Stage. We cannot currently project the level of these expenses for fiscal 2009, but expect them to be minimal.

Professional and Consultant Fees
Professional & Consultant Fees are comprised of fees for work performed by accounting, audit and legal professionals. During the year ended August 31, 2009 these fees totaled $51,520 compared with $180,041 for the year ended August 31, 2008. For the Exploration Stage, these costs totaled $503,975. We anticipate Professional & Consultant Fees will remain at current levels in the upcoming year.

Stock Based Compensation – officers and directors
Stock Based Compensation expense totaled $Nil for the year ended August 31, 2009 compared with $Nil for the year ended August 31, 2008. For the Exploration Stage, Stock Based Compensation totaled $6,975,491. We project stock based compensation expenses will be $Nil in the coming year.

Investor Relations
Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the year ended August 31, 2009 these expenses totaled $3,017 versus $61,536 for the year ended August 31, 2008. For the Exploration Stage, Investor Relations expenses totaled $137,956. We anticipate Investor Relations expenses will decrease substantially in the upcoming year.

Administrative Expenses
Administrative Expenses were $16,070 for the year ended August 31, 2009 compared with $49,675 during the year ended August 31, 2008. For the Exploration Stage, Administrative Expenses totaled $189,628. These expenses are composed of Edgar agent filing fees, Sedar agent filing fees, Canadian Regulatory fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will remain at current levels in the upcoming year.

Net Income (Loss)

We incurred net losses of $(106,316), or $0.00 per share, for the year ended August 31, 2009 compared to $(1,530,919), or $(0.04) per share, for the year ended August 31, 2008. The Net Loss for the Exploration Stage was $(23,353,281).

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business. The Company’s principal sources of liquidity as of August 31, 2009, consisted of cash resources of $3,829, a vendor prepaid expense of $502, and a shareholder loan from our President. Under the shareholder loan, loan advances to or on behalf of ADG, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG is required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $284,185 including accrued interest as of August 31, 2009.

Since Exploration Stage inception through to and including August 31, 2009, we have executed cash sales of our common shares totaling $7,193,860 through private placements.

Contractual Obligations

None.

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

Employees

As of August 31, 2009, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

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

We have audited the accompanying consolidated balance sheet of Asian Dragon Group Inc. and subsidiary (an exploration stage company) as of August 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended August 31, 2009. Asian Dragon Group Inc. and subsidiary’s (an exploration stage company) management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asian Dragon Group Inc. and subsidiary (an exploration stage company) as of August 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Asian Dragon Group Inc. and subsidiary (an exploration stage company) will continue as a going concern. As disclosed in the consolidated financial statements and notes to the consolidated financial statements, Asian Dragon Group Inc. and subsidiary (an exploration stage company) will need additional working capital for its planned activity and to service its debt. This raises substantial doubt about Asian Dragon Group Inc and subsidiary’s (an exploration stage company) ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result for the outcome of this uncertainty.

/s/ Madsen & Associates CPAs, Inc.
Madsen & Associates CPAs, Inc.
December 10, 2009
Salt Lake City, Utah

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	Year ended August 31, 2009	Year ended August 31, 2008
ASSETS

CURRENT ASSETS
Cash (Note 2)	$3,829	$4,423
Prepaid expenses	502	4,322
Accounts receivable	-	-
Total current assets	4,331	8,745

Total assets	$4,331	$8,745

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$25,185	$3,675
Accrued liabilities	-	10,750
Note payable (Note 4)	25,125	23,925
Shareholder loans (Notes 4 and 5)	284,185	194,243
Total current liabilities	$334,495	$232,593
Total liabilities	$334,495	$232,593

COMMITMENTS AND CONTINGENCIES (Notes 2 to 9)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,775,000 issued and outstanding at August 31, 2009 and August 31, 2008 respectively (Notes 2 and 6).	38,775	38,775
Paid-in Capital (Notes 6 and 7)	22,984,342	22,984,342
Accumulated deficit in the exploration stage	(23,138,176)	(23,031,860)
Accumulated deficit	(215,105)	(215,105)
Total stockholders’ (deficit)	(330,164)	(223,848)

Total liabilities and stockholders’ equity	$4,331	$8,745

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations

	Year ended August 31, 2009		Year ended August 31, 2008		August 15, 2006 (inception) through August 31, 2009

EXPENSES:
Exploration licenses		$-		$1,200,000	$13,372,593
Exploration expenses		22,635		-	72,850
Agent fees		-		30,000	1,852,500
Professional and consultant fees		51,520		180,041	503,975
Stock-based compensation – officers and directors		-		-	6,975,491
Investor relations		3,017		61,536	137,956
Administrative expenses		16,070		49,675	189,628
Total expenses		$93,242		$1,521,252	$23,104,993

Net loss from operations		$(93,242)		$(1,521,252)	$(23,104,993)
Interest expense		(13,074)		(9,667)	(33,183)
Net Income (Loss) from continuing operations:		(106,316)		(1,530,919)	(23,138,176)

Net loss from discontinued operations (Note 10) :
– terminated subsidiary		-		-	(68,995)
– change from Development to Exploration Stage		-		-	(146,110)
Net loss from discontinued operations		-		-	(215,105)
Net (Loss)		$(106,316)		$(1,530,919)	$(23,353,281)

Loss per common share (Note 2), basic and diluted from discontinued operations:	$	n/a	$	n/a
Earnings (Loss) per common share (Note 2), basic and diluted from continuing operations:		$0.00		$(0.04)
Weighted average shares outstanding , basic and diluted (Notes 2 and 8)		38,775,000		38,591,438

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Shares	Common Stock	Discount on Common Stock	Paid-in Capital	Accumulated Deficit	Deficit Accumulated during Exploration Stage		Total Stockholders’ Equity (Deficit)
Opening Stock balance	19,315,000	$19,315	$(7,309)	$29,260	$—		$—	$—
To give effect to 4 for 1 stock dividend May 25, 2006	77,260,000	$—	$—	$—	$—		$—	$—
Balance, August 31, 2004	96,575,000	$19,315	$(7,309)	$29,260	$(39,719)	$		$1,547
Net loss relating to discontinued operations: - terminated subsidiary	—	$—	$—	$—	$(26,583)		$—	$(26,583)
- change from Development Stage to Exploration Stage	—	$—	$—	$—	$(57,068)		$—	$(57,068)
Balance, August 31, 2005	96,575,000	$32,025	$—	$9,241	$(123,370)		$—	$(82,104)
Cancellation of common shares August 8, 2006	(64,550,000)	$12,710	$7,309	$(20,019)	$—		$—	$—
Net loss relating to discontinued operations: - terminated subsidiary	—	$—	$—	$—	$(24,720)		$—	$(24,720)
- change from Development Stage to Exploration Stage	—	$—	$—	$—	$(67,015)		$—	$(68,857)
Net loss Exploration Stage	—	$—	$—	$—	—		$(1,424)	$(1,424)
Balance, August 31, 2006	32,025,000	$32,025	$—	$9,241	$(215,105)		$(1,424)	$(175,263)
Common shares issued for cash at $4.00 per share November 6, 2006	250,000	$250	$—	$999,750	$—		$—	$1,000,000
Common shares issued for cash at $5.00 per share December 18, 2006	400,000	$400	$—	$1,999,600	$—		$—	$2,000,000
Common shares issued for cash at $5.00 per share April 2, 2007	300,000	$300	$—	$1,499,700	$—		$—	$1,500,000
Common shares issued as compensation and expensed at $2.30 per share June 15, 2007	500,000	$500	$—	$1,149,500	$—		$—	$1,150,000
Common shares issued for cash at $2.22 per share June 18, 2007	450,000	$450	$—	$998,550	$—		$—	$999,000
Common shares issued as Agent fees and expensed at $2.35 per share August 29, 2007	3,750,000	$3,750	$—	$8,808,750	$—		$—	$8,812,500
Additional Paid-In Capital relating to options expensed at $2.13 per share August 31, 2007	—	$—	$—	$5,825,491	$—		$—	$5,825,491
Common shares issued for cash at $2.1581 per share August 31, 2007	600,000	$600	$—	$1,294,260	$—		$—	$1,294,860
Net loss for year ended August 31, 2007	—	$—	$—	$—	$—		$(21,499,517)	$(21,499,517)
Balance, August 31, 2007	38,275,000	$38,275	$—	$22,584,842	$(215,105)		$(21,500,941)	$907,071
(continued)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

(continued)	Common Shares	Common Stock	Discount on Common Stock	Paid-in Capital	Accumulated Deficit	Deficit Accumulated during Exploration Stage	Total Stockholders’ Equity (Deficit)
Common shares issued for cash at $080 per share January 14, 2008	500,000	$500	$—	$399,500	$—	$—	$400,000
Net loss for year ended August 31, 2008	—	$—	$—	$—	$—	$(1,530,919)	$(1,530,919)
Balance, August 31, 2008	38,775,000	$38,775	$—	$22,984,342	$(215,105)	$(23,031,860)	$(223,848)
Net loss for year ended August 31, 2009	—	$—	$—	$—	$—	$(106,316)	$(106,316)
Balance, August 31, 2009	38,775,000	$38,775	$—	$22,984,342	$(215,105)	$(23,138,176)	$(330,164)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Year ended August 31, 2009	Year ended August 31, 2008	August 15, 2006 (inception) through August 31, 2009
Cash flows from operating activities:
Net Income (Loss) for period	$(106,316)	$(1,530,919)	$(23,353,281)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	11,874	9,339	31,655
Accrued interest on Note payable	1,200	328	1,528
Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500
Accrued interest on shareholder loans related to discontinued operations	-	-	8,761
Depreciation related to discontinued operations	-	-	318
Common stock issued shareholder debt conversion related to discontinued operations	-	-	10,000
Net change in operating assets and liabilities:
Prepaid expenses	3,820	(4,322)	(502)
Note payable	-	23,597	23,597
Accounts payable and accrued liabilities	10,760	(167,045)	25,185
Prepaid expenses related to discontinued Operations	-	-	9,500
Accounts payable and accrued liabilities related to discontinued operations	-	-	(9,220)
Net cash provided (used) by operating activities	(78,662)	(1,669,022)	(7,464,468)
(continued)

The accompanying notes to financial statements are an integral part of this statement

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Year ended August 31, 2009	Year ended August 31, 2008	August 15, 2006 (inception) through August 31, 2009
Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	-	-	(318)
Net cash provided (used) by investing activities	-	-	(318)

Cash flows from financing activities:
Common stock issued for cash	-	400,000	7,193,860
Stock subscription receivable	-	1,000,000	-
Loans by stockholders	78,068	(52,936)	90,728
Common stock issued for cash related to discontinued operations	-	-	31,266
Shareholder loans related to discontinued operations	-	-	152,689
Net cash provided by financing activities	78,068	1,347,064	7,468,543

Net increase (decrease) in cash	(594)	(321,958)	3,757

Cash, beginning of period	4,423	326,381	72

Cash, end of period	$3,829	$4,423	$3,829

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities

	Year ended August 31, 2009	Year ended August 31, 2008	August 15, 2006 (inception) through August 31, 2009

Common stock issued shareholder debt conversion related to discontinued operations	-	-	10,000

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

The Company is currently evaluating new opportunities and plans to develop a strategic plan based in the mineral exploration industry.

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

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statements of Operations:

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

Recent Accounting Pronouncements

Various accounting pronouncements have been issued during 2009 and 2008, none of which are expected to have any material effect on the financial statements of the Company.

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

We did not have any off-balance sheet arrangements as at August 31, 2009 or August 31, 2008.

NOTE 3 – Basis of Presentation and Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company incurred a net loss in the current year of $(106,316). Additionally it has accumulated an operating losses since its inception, a deficit in working capital and stockholders equity and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

During the year ended August 31, 2009, we addressed the going concern issue by raising cash of $78,068 through shareholder loans from our President. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

The accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 4 – Shareholder Loan and Note Payable

At August 31, 2009, the Company had one shareholder loan outstanding from a related party of $284,185, which included $11,874 of accrued interest for the year ended August 31, 2009. This loan is uncollateralized and has no fixed repayment date and is callable at any time. During the twelve months ended August 31, 2009 this shareholder loan increased by $89,942.

At August 31, 2009, the Company had one Note Payable outstanding of $25,125, which included $1,200 of accrued interest for the year ended August 31, 2009. This loan is uncollateralized, has no fixed repayment date and is callable at any time.

NOTE 5 – Related Party Transactions

During the year ending August 31, 2009 related party transactions included the shareholder loan activity recorded in Note 4.

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

On August 31, 2007, the Company completed a private placement sale of 600,000 shares of its common stock at $2.1581 per share for aggregate proceeds of $1,294,860.  At August 31, 2008 a $1,000,000 subscription receivable was recorded regarding this sale and was collected subsequent to year end on September 13, 2007.

On January 14, 2008, the Company completed a private placement sale of 500,000 shares of its common stock at $0.80 per share for aggregate proceeds of $400,000.

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 7 – Stock Options

On August 8, 2007 the board approved creation of the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”). The 2007 Plan allows for the issuance of up to 6,905,000 options on 6,905,000 shares of the Company’s common stock, with a maximum exercise period of ten years, to be granted to directors, officers, employees and consultants. During fiscal 2007 the Company granted 3,000,000 stock options to purchase 3,000,000 restricted common shares of Asian Dragon. These options vested immediately and are exercisable at a price of $2.13 per option, expire in 2017, and were recorded as a compensation expense at fair value for the year ended August 31, 2008 at a total cost of $5,825,491. The fair value of the options granted were calculated on the date of grant using a Black Scholes option pricing model with the following assumptions: (i) a risk-free interest rate of 3.74% (based on the US 30-day T-Bill rate on grant date); (ii) a dividend yield of zero: (iii) a volatility factor of 167% (based on the 12 month standard deviation of ADG’s daily stock closing price); an exercise price of $2.13 (which was fixed as the closing stock price on grant date); and an expected life of the options of four years (which is the time during which the Company estimates the options will be exercised). As per FASB SFAS 123R, the fair value method requires the cost of options to be expensed over the period in which they vest, which in the case of all 2007 option grants was immediately as of grant date. Additionally as required by FASB SFAS 123R, the value of the underlying shares issuances has been credited to Additional Paid-In Capital on the Balance Sheet.

A summary of changes in outstanding stock options for the year ended August 31, 2009 is as follows:

	Options Outstanding	Weighted Average Exercise Price

Balance at September 1, 2006	Nil	-
Granted	3,000,000	$2.13
Exercised	Nil	-
Cancelled/expired	Nil	-

Balance at August 31, 2007	3,000,000	$2.13
(continued)

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

	Options Outstanding	Weighted Average Exercise Price

Granted	Nil	-
Exercised	Nil	-
Cancelled/expired	(500,000)	$2.13

Balance at August 31, 2008	2,500,000	$2.13

Granted	Nil	-
Exercised	Nil	-
Cancelled/expired	Nil	-

Balance at August 31, 2009	2,500,000	$2.13

The following table summarizes information about the options outstanding at August 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)

$2.13	2,500,000	$2.13	8.0	2,500,000	$2.13	8.0

Totals	2,500,000	$2.13	8.0	2,500,000	$2.13	8.0

NOTE 8 – Concentration Risks

The Company’s bank accounts are held in a Canadian Bank. The Canadian Deposit Security Corporation, which insures bank deposits in Canada, does not insure US Dollar deposits  and the insurable limit of Canadian Dollar deposits is Cdn$100,000. At August 31, 2009, the Company held uninsured cash deposits of US$3,720.

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

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2004	$(39,413)	2024	$13,795	$(13,795)	$—
2005	$(83,651)	2025	$29,278	$(29,278)	$—
2006	$(93,465)	2026	$32,713	$(32,713)	$—
2007	$(21,499,517)	2027	$7,524,831	$(7,524,831)	$—
2008	$(1,530,919)	2028	$535,822	$(535,822)	$—
2009	$(106,316)	2029	$37,211	$(37,211)	$—
	$(23,353,281)		$8,173,650	$(8,173,650)	$—

The total valuation allowance for the year ended August 31, 2009 is $(8,173,650) which increased by $(37,211) for the reported period.

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 10 – Discontinued Operations

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

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of August 31, 2009, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of August 31, 2009, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management identified the following control deficiencies: (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

Changes in Internal Control over Financial Reporting

During the last quarter of the Company’s fiscal year ended August 31, 2009, the Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management concluded that there was more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and officers, as of August 31, 2009, were as set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The term of the directors listed below is each one year.

Name	Age	Positions and Offices Held

John Karlsson	37	President & Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer, Director and Board Chair

Jacques Trottier	46	Director

 Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

John Karlsson
Mr. Karlsson is President and CEO, CFO, Principal Accounting Officer, Secretary and Treasurer, Director and Board Chair of Asian Dragon Group Inc. In this capacity, Mr. Karlsson is responsible for all overall management the Company. His current term as a Director of ADG commenced on June 8, 2006 and runs until the next annual meeting of the stockholders unless earlier terminated. Mr. Karlsson’s business experience during the past eight years has consisted of running a boutique corporate finance related practice in British Columbia, Canada. Mr. Karlsson is an attorney and has practiced law in British Columbia, Canada since 2003. Mr. Karlsson holds Bachelor of Arts and Law degrees from the University of Victoria and University of Manitoba, respectively. He is currently a member of the Law Society of British Columbia.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of the Company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of illegal business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended August 31, 2009, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Code of Ethics and Conduct

The Board approved a code of ethics and conduct which was filed with our Form 10-K for the year ended August 31, 2007 and is incorporated here by reference.

Director Compensation

During the year ended August 31, 2009, there were no cash payments, nor stock or option grants made to any directors.

ITEM 11.   EXECUTIVE COMPENSATION

The following tables set forth information regarding the salaries and other compensation paid to our executive officer in our most recent fiscal year ended August 31, 2009 and since inception:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards or SRAs ($) (1)	Securities Underlying Options or SARs (#)	LTIP Payouts ($) (2)	All Other Compensation ($)

John Karlsson President & CEO, CFO, PAO, Secretary and Treasurer	Fiscal 2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil
John Karlsson President & CEO, CFO, PAO, Secretary and Treasurer	Fiscal 2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil
John Karlsson President & CEO, CFO, PAO, Secretary and Treasurer	Fiscal 2007	Nil	Nil	100,000	Nil	2,000,000	Nil	Nil
John Karlsson President & CEO, CFO, PAO, Secretary and Treasurer	Fiscal 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
(1) SARs are “Stock Appreciation Rights”
(2) LTIP’s are “Long-Term Incentive Plans”

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options or SAR’s (#)	Percentage of Total Options or SARs Granted to Employee in Fiscal Year	Exercise Price ($/share)	Expiration Date	Grant Date Value ($)

(no grants made)	Nil	-	-	-	-

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Table

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-end (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

John Karlsson	Nil	Nil	2,000,000	Nil	Zero	Nil
Jacques Trottier	Nil	Nil	500,000	Nil	Zero	Nil

No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

The Company has not yet established a Compensation Committee of the Board and plans to do so in the near future.

The Company does not have an employment agreement with its President & CEO, nor its independent director and there is no policy in place which creates a relationship between corporate performance and executive or director compensation.

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

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (3)

Common Stock	John Karlsson President & CEO, CFO, PAO, Secretary & Treasurer, Director and Board Chair Suite 108 – 1312 North Monroe Street, Spokane, Washington 99201	7,450,000	(1)	18.0%

Common Stock	Jacques Trottier - Director 1155 Rue University, Suite 508 Montreal, PQ, Canada H3B 3A7	750,000	(2)	1.8%

Common Stock	All Directors & Officers as a Group	8,200,000		19.8%

(1) The beneficial shares owned by Mr. Karlsson include 5,450,000 presently issued and 2,000,000 which could be issued upon exercise of stock options
(2) The beneficial shares owned by Mr. Trottier include 250,000 presently issued and 500,000 which could be issued upon exercise of stock options
(3) The denominator for this calculation is based on the 38,775,000 presently issued shares of the Company plus 2,500,000 shares which might be issued if all of Messrs. Karlsson and Trottier were to exercise all their stock options

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the year ending August 31, 2009 there were no related party transactions which exceeded $60,000 in value.

Certain Business Relationships

None.

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

Audit Fees
The aggregate fees billed for the last three fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements on Form 10-K and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2009 – $18,250 – Madsen & Associates CPAs Inc.
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

2009 – $Nil – Madsen & Associates CPAs Inc.
2008 – $Nil – Madsen & Associates CPAs Inc.
2007 – $Nil –  Schumacher & Associates Inc.

Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009 – $Nil – Madsen & Associates CPAs Inc.
2008 – $Nil – Madsen & Associates CPAs Inc.
2007 – $Nil – Schumacher & Associates Inc.

All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 – $Nil – Madsen & Associates CPAs Inc.
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

ASIAN DRAGON GROUP, INC.

/s/ John Karlsson
John Karlsson
President and Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, Secretary and Treasurer, Director
and Board Chair

/s/ Jacques Trottier
Jacques Trottier
Director

Dated: December 14, 2009