Form 10-Q
period 2009-11-30
ASIAN DRAGON GROUP INC.
filed 2009-12-28
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2009

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

The issuer had 38,775,000 shares of common stock issued and outstanding as of December 22, 2009.

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.
Consolidated Balance Sheets at November 30, 2009 (unaudited) and August 31, 2008 (audited)	1
Unaudited Consolidated Statements of Operations for the three month periods ended November 30, 2009 and November 30, 2008 and the Exploration Stage Period of August 15, 2006 to November 30, 2009	2
Unaudited Consolidated Statements of Cash Flows for the three month periods ended November 30, 2009 and November 30, 2008 and the Exploration Stage Period of August 15, 2006 to November 30, 2009	3
Unaudited Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities for the three month periods ended November 30, 2009 and November 30, 2008 and the Exploration Stage Period of August 15, 2006 to November 30, 2009	4
Notes to Consolidated Unaudited Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures about Market Risk	10
Item 4. Controls and Procedures	10

PART II. Other Information	12
Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits	16
Signatures	17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	November 30, 2009 (Unaudited)	August 31, 2008 (Note 1)
ASSETS

CURRENT ASSETS
Cash	$332	$3,829
Prepaid expenses	14,800	502
Total current assets	15,132	4,331

Total assets	$15,132	$4,331

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	25,529	25,185
Note payable (Note 3)	25,441	25,125
Shareholder loans (Note 3 and 4)	307,377	284,185
Total current liabilities	$358,347	$334,495

Total liabilities	$358,347	$334,495

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,775,000outstanding	38,775	38,775
Paid-in Capital	22,984,342	22,984,342
Accumulated deficit in the exploration stage	(23,151,227)	(23,138,176)
Accumulated deficit	(215,105)	(215,105)
Total stockholders’ (deficit)	(343,215)	(330,164)

Total liabilities and stockholders’ equity	$15,132	$4,331

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations

	Three Months ended November 30, 2009		Three Months ended November 30, 2008		August 15, 2006 (inception) through November 30, 2009

EXPENSES:
Exploration licenses		$-		$-	$13,372,593
Exploration expenses		-		-	72,850
Agent fees		-		-	1,852,500
Professional and consultant fees		5,500		29,002	509,475
Stock-based compensation – officers and directors		-		-	6,975,491
Investor relations		-		-	137,956
Administrative expenses		3,660		7,249	193,288
Total expenses		$9,160		$36,251	$23,114,153

Net loss from operations		$(9,160)		$(36,251)	$(23,114,153)
Interest expense		(3,891)		(2,731)	(37,074)
Net Income (Loss) from continuing operations:		(13,051)		(38,982)	(23,151,227)

Net loss from discontinued operations :
– terminated subsidiary		-		-	(68,995)
– change from Development to Exploration Stage		-		-	(146,110)
Net loss from discontinued operations		-		-	(215,105)

Net Income (Loss)		$(13,051)		$(38,982)	$(23,366,332)

Earnings (Loss) per common share, basic and diluted:	$	Nil	$	Nil
Weighted average shares outstanding , basic and diluted		38,775,000		38,775,000

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Three Months ended November 30, 2009	Three Months ended November 30, 2008	August 15, 2006 (inception) through November 30, 2009
Cash flows from operating activities:
Net Income (Loss) for period	$(13,051)	$(38,982)	$(23,366,332)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	3,575	2,429	35,230
Accrued interest on Note payable	316	302	1,844
Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options – compensation expense	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500
Accrued interest on shareholder loans related to discontinued operations	-	-	8,761
Depreciation related to discontinued operations	-	-	318
Common stock issued for shareholder debt conversion related to discontinued operations	-	-	10,000
Change in operating assets and liabilities:
Subscription receivable	-	-	-
Prepaid expenses	(14,298)	466	(14,800)
Accounts payable	344	27,343	25,529
Prepaid expenses related to discontinued operations	-	-	9,500
Accounts payable and accrued liabilities related to discontinued operations	-	-	(9,220)
Net cash provided (used) by operating activities	(23,114)	(8,442)	(7,511,179)

Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	-	-	(318)
Net Cash provided (used) by investing activities	-	-	(318)

(continued)

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Three Months ended November 30, 2009	Three Months ended November 30, 2008	August 15, 2006 (inception) through November 30, 2009
(continued)
Cash flows from financing activities:
Common stock issued for cash	-	-	7,193,860
Loans by stockholders	19,617	4,040	110,345
Note payable	-	-	23,597
Common stock issued for cash related to discontinued operations	-	-	31,266
Shareholder loans related to discontinued operations	-	-	152,689
Net cash provided by financing activities	19,617	4,040	7,511,757

Net increase (decrease) in cash	(3,497)	(4,402)	260

Cash, beginning of period	3,829	4,423	72

Cash, end of period	$332	$21	$332

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities

	Three Months ended November 30, 2009	Three Months ended November 30, 2008	August 15, 2006 (inception) through November 30, 2009

Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500
Common stock issued shareholder debt conversion related to discontinued operations	-	-	10,000

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

NOTE 2 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has an operating loss from continuing operations for the three month period ending November 30, 2009 of $(13,051) and has accumulated net losses since its inception in the amount of $(23,366,332). Additionally the Company has a deficit in working capital and stockholders equity and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

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

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 3 – Shareholder Loan and Note Payable

At November 30, 2009, the Company had a shareholder loan outstanding from a related party totaling $307,377 which included $35,230 of accrued interest. This loan is uncollateralized and has no fixed repayment dates.

At November 30, 2009, the Company had one Note Payable outstanding of $25,441, which included $1,844 of accrued interest. This loan is uncollateralized, has no fixed repayment date and is callable at any time.

NOTE 4 – Related Party Transactions

During the three months ending November 30, 2009 related party transactions included the shareholder loan activity recorded in Note 3.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2009 AND NOVEMBER 30, 2008 AND THE EXPLORATION STAGE PERIOD FROM AUGUST 15, 2006 TO NOVEMBER 30, 2009

Revenues

ADG did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into seven categories:

- Exploration Licenses
- Exploration Expenses
- Agent Fees
- Professional and Consultant Fees
- Stock Based Compensation – officers and directors
- Investor Relations
- Administrative Expenses

Exploration Licenses

Expenditures for Exploration Licenses were $nil and $nil respectively for the three month periods ended November 30, 2009 versus November 30, 2008. For the period of August 15, 2006 (inception) to November 30, 2009 (the “Exploration Stage”) costs for Exploration Licenses totaled $13,372,593. We anticipate these expenses may increase over the next twelve months as we develop new business plans.

Exploration Expenses

Exploration Expenses were $nil and $nil respectively for the three month periods ended November 30, 2009 versus November 30, 2008. Expenses for the Exploration Stage totaled $72,850. We anticipate these expenses may increase during the next twelve months.

Agent Fees

Agent Fees were $nil and $nil for the three month periods ended November 30, 2009 versus November 30, 2008. Agent Fees for the Exploration Stage totaled $1,852,500. We do not anticipate we will incur further expenses in this area over the next twelve months.

Professional and Consultant Fees

Professional & Consultant Fees are comprised of fees audit, accounting, legal and other professionals. During the three month periods ended November 30, 2009 versus November 30, 2008, these fees were $5,500 versus $29,002 respectively. For the Exploration Stage, these costs totaled $509,475. We anticipate Professional & Consultant Fees will remain at current levels in the upcoming twelve months.

Stock Based Compensation – officers and directors

Stock Based Compensation expenses totaled $nil and $nil for the three month periods ended November 30, 2009 versus November 30, 2008. During the Exploration Stage these costs totaled $6,975,491. Past expenses have related to stock and option issuances to our officers and directors. We do not anticipate incurring stock based compensation expenses during fiscal 2009.

Investor Relations

Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three month periods ended November 30, 2009 versus November 30, 2008, these expenses totaled $nil and $nil respectively. For the Exploration Stage, Investor Relations expenses totaled $137,956. We anticipate Investor Relations expenses may increase during the next twelve months as we continue our efforts to raise further capital and keep current investors informed of Company developments.

Administrative Expenses

Administrative Expenses were $3,660 versus $7,249 for the three month periods ended November 30, 2009 versus November 30, 2008. For the Exploration Stage, Administrative Expenses totaled $193,288. These expenses are composed of travel, Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses may increase moderately in the upcoming year as we implement our business plans.

Net Income (Loss)

We incurred net losses for the three month periods ended November 30, 2009 and November 30, 2008of $(13,051) versus $(38,982) respectively. The Net Loss for the Exploration Stage was $(23,366,332).

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business. The Company’s principal sources of liquidity as of November 30, 2009, consisted of cash resources of $332, prepaid expenses of $14,800 and shareholder loans from a related party. Under the shareholder loans, loan advances to or on behalf of ADG or ADSI, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG or ADSI are required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG or ADSI at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $307,377 including accrued interest as of November 30, 2009.  Since Exploration Stage inception through to and including May 31, 2008, we have executed cash sales of our common shares totaling $7,193,860 through private placements.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in rapidly evolving markets. There can be no assurance that we will successfully address such risks, expenses and difficulties.

Employees

As of November 30, 2009, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Additionally our CEO was engaged on a consulting basis. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

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

As of November 30, 2009, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of November 30, 2009, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended November 30, 2009, no material changes were made to the Company’s internal control over financial reporting

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the three months ended November 30, 2009, the Company had a Net Loss of $(13,051). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the three months ended November 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended November, 2008, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

None.

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

Dated: December 22, 2009