Form 10-K/A
period 2007-08-31
ASIAN DRAGON GROUP INC.
filed 2010-06-18
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K/A-3

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

Documents incorporated by reference: As noted in Item 15.

NOTE:
The Company has determined that an amount of $9,679,407 recorded as Exploration License payments in the original financial statements for fiscal 2007 should not have been expensed for the year ended August 31, 2007. These financial statements reflect a removal of these expenses for fiscal 2007 and this re-filed Annual Report on Form 10-K/A-3 is based on a re-audit of the Company's financial statements for the year ended August 31, 2007 and includes a new 'Report of Independent Registered Public Accounting Firm' for the year ended August 31, 2007.

ii

ASIAN DRAGON GROUP INC.
(an Exploration Stage Company)

PART I
ITEM 1.	Description of Business	1
ITEM 1A.	Risk Factors	24
ITEM 1B.	Unresolved Staff Comments	29
ITEM 2.	Description of Property	29
ITEM 3.	Legal Proceedings	30
ITEM 4.	Submission of Matters to Vote of Security Holders	30

PART II
ITEM 5.	Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	30
ITEM 6.	Selected Financial Data	31
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	32
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	37
ITEM 8.	Financial Statements and Supplementary Data:	38
	Reports of Independent Registered Public Accounting Firms	39
	Balance Sheets at August 31, 2007 and August 31, 2006	41
	Statements of Operations for the years ended August 31, 2007 and August 31, 2006 and the Exploration Stage Period of August 15, 2006 to August 31, 2007	42
	Statement of Stockholders’ Equity (Deficit)	43
	Statements of Cash Flows for the years ended August 31, 2007and August 31, 2006 and the Exploration Stage Period of August 15, 2006 to August 31, 2007	45
	Supplemental Disclosure of Non-cash Investing and Financing Activities	47
	Notes to Financial Statements	48
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	72
ITEM 9A.	Controls and Procedures	72
ITEM 9B.	Other Information	73

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	74
ITEM 11.	Executive Compensation	77
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	78
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	80
ITEM 14.	Principal Accounting Fees and Services	80

PART IV
ITEM 15.	Exhibits, Financial Statements Schedules	82

SIGNATURES		83

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

In order to retain the claims or leases, the following payments must be made per the noted schedules:.

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

ITEM 6.   SELECTED FINANCIAL DATA

	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003
	$	$	$	$	$
Operating Revenue:
Quarter I - Three Months to November 30	-	n/a	n/a	n/a	n/a
Quarter II - Three Months to February 28	-	n/a	n/a	n/a	n/a
Quarter III- Three Months to May 31		n/a	n/a	n/a	n/a
Full Year – Twelve Months to August 31	-	-	n/a	n/a	n/a

Income/(Loss) from continuing operations:
Quarter I - Three Months to November 30	(1,063,943)	n/a	n/a	n/a	n/a
Quarter II - Three Months to February 28	(2,127,363)	n/a	n/a	n/a	n/a
Quarter III- Three Months to May 31	(1,536,105)	n/a	n/a	n/a	n/a
Restated Full Year – Twelve Months to August 31	(21,487,020)	(1,424)	n/a	n/a	n/a

ITEM 6.   SELECTED FINANCIAL DATA (continued)

	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003
	$	$	$	$	$
Earnings/(Loss) per share continuing operations:
Quarter I - Three Months to November 30	(0.03)	n/a	n/a	n/a	n/a
Quarter II - Three Months to February 28	(0.07)	n/a	n/a	n/a	n/a
Quarter III- Three Months to May 31	(0.05)	n/a	n/a	n/a	n/a
Restated Full Year – Twelve Months to August 31	(0.65)	0.00	n/a	n/a	n/a

(Loss) from discontinued operations:
Quarter I - Three Months to November 30	n/a	(27,091)	(15,943)	(243)	n/a
Quarter II - Three Months to February 28	n/a	(16,449)	(23,197)	(4,131)	n/a
Quarter III- Three Months to May 31	n/a	(16,050)	(21,150)	(15,971)	n/a
Full Year – Twelve Months to August 31	n/a	(91,735)	(83,651)	(39,413)	(467)

(Loss) per share – discontinued operations:
Quarter I - Three Months to November 30	n/a	0.00	0.00	0.00	n/a
Quarter II - Three Months to February 28	n/a	0.00	0.00	0.00	n/a
Quarter III- Three Months to May 31	n/a	0.00	0.00	0.00	n/a
Full Year – Twelve Months to August 31	n/a	0.00	0.00	0.00	0.00

Cash:
Quarter I - Three Months to November 30	-	2,318	7,316	15,656	n/a
Quarter II - Three Months to February 28	-	1,139	6,226	30,510	n/a
Quarter III- Three Months to May 31	12,971	418	6,233	35,141	n/a
Full Year – Twelve Months to August 31	326,381	72	1,205	13,351	7,499

Total assets:
Quarter I - Three Months to November 30	2,003	4,231	13,485	16,013	n/a
Quarter II - Three Months to February 28	9,003	2,678	8,813	32,531	n/a
Quarter III- Three Months to May 31	24,067	1,418	8,315	37,235	n/a
Full Year – Twelve Months to August 31	326,381	2,075	4,012	15,582	7,945

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

Restatement of Previously Filed Financial Statements

The Company has determined that accrued Exploration License expenses of $9,679,407 in the original August 31, 2007 financial statements should not have been recorded. These financial statements reflect a removal of the liability and related expense for fiscal 2007 and this re-filed Annual Report on Form 10-K/A-3 is based on a re-audit of the Company's financial statements for the year ended August 31, 2007 and includes a new 'Report of Independent Registered Public Accounting Firm' for the year ended August 31, 2007.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of ADG during the years ended August 31, 2007and August 31, 2006  and the Exploration Stage Period of August 15, 2006 to August 31, 2007 (the “Exploration Stage”).

Revenues

ADG did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into seven categories:

-  Exploration Licenses
-  Exploration Expenses
-  Agent Fees
-  Professional and Consultant Fees
-  Stock Based Compensation – officers and directors
-  Investor Relations
-  Administrative Expenses

Exploration Licenses
As detailed in NOTES 4 and 5 in the financial statements included herein, costs for Exploration Licenses for the year ended August 31, 2007 totaled $21,852,000 compared with $Nil  respectively for  the year ended August 31, 2006 . For the Exploration Stage, costs for Exploration Licenses totaled $21,852,000. These costs included cash and share based payments made to World Fortune Enterprises Inc. (“WFEI”), and WFEI or its nominees in the case of share based payments, toward the purchase of exploration licenses for certain properties in China described in ITEM 2 in this Report. We anticipate these expenses will increase substantially in fiscal 2008 as we implement our business plans.

We also note that within the area of expected exploration there is infrastructure including buildings and a formerly operating concentration mill. This entire infrastructure, without exception, has no value from an accounting or operational perspective due to its age and state of repair.

Exploration Expenses
Exploration Expenses for the year ended August 31, 2007 totaled $50,215 versus $Nil  respectively for the year ended August 31, 2006 . Expenses for the Exploration Stage totaled $50,215. These expenses were comprised of costs for geological services. We anticipate these expenses will increase substantially in fiscal 2008.

Agent Fees
Agent Fees for the year ended August 31, 2007 totaled $1,822,500 which was composed of cash payments of $60,000 and stock issuances expensed as $1,762,500. Agent Fees for the year ended August 31, 2006 were respectively $Nil. Agent Fees totaled $1,822,500 for the Exploration Stage. These payments were made to WFEI for the sourcing of exploration property opportunities in China. We anticipate these expenses will increase substantially in fiscal 2008 as we implement our plans to acquire further exploration properties.

Professional and Consultant Fees
Professional & Consultant Fees are comprised of consulting fees charged by our CEO of $100,000 and fees for work performed by accounting, audit and legal professionals. During the year ended August 31, 2007 these fees totaled $271,414 versus $1,001 related to continuing operations for the year ended August 31, 2006.  For the Exploration Stage, these costs totaled $272,414. We anticipate Professional & Consultant Fees will increase moderately in the upcoming year as we implement our business plans.

Stock Based Compensation – officers and directors
As detailed in NOTES 8 and 9 of the financial statements contained herein, Stock Based Compensation expense totaled $6,975,491 for the year ended August 31, 2007 versus $Nil  for the year ended August 31, 2006. For the Exploration Stage, Stock Based Compensation totaled $6,975,491. For the year ended August 31, 2007 these expenses were composed of the issuance of 3,000,000 options to Officers and Directors of the Company, expensed at a total cost of $5,825,491, and the issuance of 250,000 shares to each of its independent directors (total 500,000 shares), which were expensed at $1,150,000. Accounting principles require that such transactions be valued at the fair value of the consideration received or the fair value of the equity issued, whichever is more reliably measurable. The Company considers the fair value of the equity issued to be more reliably measurable than the value of the services received as consideration. Management considered alternative valuations for the equity issued in this transaction. These alternatives included consideration of using the cash consideration of $2.22 per share paid on June 18, 2007 for a similar number of shares with similar restriction issued in a private placement transaction.  Consideration was also given to discounting the public trading price per share for sale restrictions since the shares are subject to Rule 144 of the Securities and Exchange Commission and for the thinly traded market which potentially may not support a block sale of this magnitude. After review of the various alternative approaches to valuation the stock based compensation per share was determined based upon the public trading price of $2.30 per share on that day. We do not anticipate significant stock based compensation expenses in the coming year.

Investor Relations
Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the year ended August 31, 2007 these expenses totaled $73,403 versus $Nil for the year ended August 31, 2006. For the Exploration Stage, Investor Relations expenses totaled $73,403. We anticipate Investor Relations expenses will increase substantially in the coming year as we continue our efforts to raise further capital and keep current investors informed of Company developments.

Administrative Expenses
Administrative Expenses related to continuing operations were $111,314 during the year ended August 31, 2007 compared with $71 for the year ended August 31, 2006. For the Exploration Stage, Administrative Expenses totaled $111,386. These expenses are composed of travel, Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will increase substantially in the upcoming year as we implement our business plans.

Net Loss

We incurred net operating losses from continuing operations of $(21,487,020), or $(0.65) per share (basic and fully diluted), for the year ended August 31, 2007 versus $(1,424), or $Nil per share for the year ended August 31, 2006.  The Net Loss from continuing operations for the Exploration Stage was $(21,488,444).

We incurred net losses of $(21,487,020), or $(0.65) per share (basic and fully diluted), for the year ended August 31, 2007 versus $(93,159), or $Nil per share for the year ended August 31, 2006.  The Net Loss for the Exploration Stage was $(21,703,549).

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of auditors, are as follows:

INDEX TO
FINANCIAL STATEMENTS

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Restated Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To Board of Directors and
Stockholders of Asian Dragon Group, Inc.

We have audited the accompanying balance sheet of Asian Dragon Group Inc. (the Company) (an Exploration Stage Company) as of August 31, 2007 and the statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. We did not audit the balance sheet, statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended August 31, 2006 or for the period from August 15, 2006 through August 31, 2006. Those financial statements were audited by other auditors whose report has been furnished to us. Our opinion on the balance sheet, statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended August 31, 2006 and for the period from August 15, 2006 through August 31, 2006 is based solely upon the report of other auditors. These financial statements are the responsibility of the Company’s managements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asian Dragon Group Inc. (an Exploration Stage Company) as of August 31, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result for the outcome of this uncertainty.

/s/ Madsen & Associates CPAs, Inc.
Madsen & Associates CPAs, Inc.
Salt Lake City, Utah
June 17, 2010

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

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

December 14, 2006

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Balance Sheets

	Restated Year ended August 31, 2007	Year ended August 31, 2006
ASSETS

CURRENT ASSETS
Cash (Note 2)	$326,381	$72
Prepaid expenses	-	-
Accounts receivable	-	2,003
Total current assets	326,381	2,075
Total assets	$326,381	$2,075

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$66,470	$15,536
Account payable - related party ( Note 7)	75,000	-
Accrued expenses	40,000	-
Shareholder loans (Notes 6 and 7)	237,840	161,802
Total current liabilities	$419,310	$177,338

Total liabilities	$419,310	$177,338

COMMITMENTS AND CONTINGENCIES (Notes 2 to 13)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,275,000 and 32,025,000 issued and outstanding at August 31, 2007 and August 31, 2006 respectively (Notes 2 and 8).	38,275	32,025
Paid-in Capital (Notes 8 and 9)	22,584,842	9,241
Subscription receivable (Note 8)	(1,000,000)	-
Accumulated deficit in the exploration stage (Note 2)	(21,488,444)	(1,424)
Accumulated deficit	(215,105)	(215,105)
Accumulated other comprehensive (loss) (Note 2)	(12,497)	-
Total stockholders’ (deficit)	(92,929)	(175,263)
Total liabilities and stockholders’ equity	$326,381	$2,075

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

	Restated Year ended August 31, 2007		Year ended August 31, 2006		Exploration Stage August 15, 2006 through August 31, 2007
EXPENSES:
Exploration licenses (including $7,050,000 in stock-based payments)		$12,172,593		$-	$12,172,593
Exploration expenses		50,215		-	50,215
Agent fees (including $1,762,500 in stock-based payments)		1,822,500		-	1,822,500
Professional and consultant fees		271,414		1,001	272,414
Stock-based compensation – officers and directors		6,975,491		-	6,975,491
Investor relations		73,403		-	73,403
Administrative expenses		111,314		71	111,386
Total expenses		$21,476,930		$1,072	$21,478,002

Net loss from operations		$(21,476,930)		$(1,072)	$(21,478,002)
Interest expense		(10,090)		(352)	(10,442)
Net loss from continuing operations		$(21,487,020)		$(1,424)	$(21,488,444)
Net loss from discontinued operations (Note 12) :
– terminated subsidiary		-		(24,720)	(68,995)
– change from Development to Exploration Stage		-		(67,015)	(146,110)
Net Loss		$(21,487,020)		$(93,159)	$(21,703,549)
Loss per common share (Note 2), basic and diluted from discontinued operations:	$	n/a	$	Nil	$-
Loss per common share (Note 2), basic and diluted from continuing operations:		$(0.65)	$	Nil	$-
Weighted average shares outstanding , basic and diluted (Notes 2 and 8)		32,867,467		79,066,918	-
OTHER COMPREHENSIVE LOSS:
Net loss		$(21,487,020)		$(93,159)	$(21,703,549)
Foreign currency translation adjustment		(12,497)		-	(12,497))
Total other comprehensive (loss)		$(21,499,517)		$(93,159)	$(21,716,046)

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

 Restated Statement of Stockholders’ Equity (Deficit)

	Common Shares	Common Stock	Discount on Common Stock	Paid-in Capital	Subscriptions Receivable		Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Deficit Accumulated during Exploration Stage		Total Stockholders’ Equity (Deficit)

Opening Stock balance	19,315,000	$19,315	$(7,309)	$29,260		$—	$—	$—		$—	$—
To give effect to 4 for 1 stock dividend May 25, 2006	77,260,000	$—	$—	$—		$—	$—	$—		$—	$—
Balance, August 31, 2004	96,575,000	$19,315	$(7,309)	$29,260		$—	$—	$(39,719)	$		$1,547
Net loss in 2005 from discontinued operations:
- terminated subsidiary	—	$—	$—	$—		$—	$—	$(26,583)		$—	$(26,583)
- change from Development Stage to Exploration Stage	—	$—	$—	$—		$—	$—	$(57,068)		$—	$(57,068)
Balance, August 31, 2005	96,575,000	$19,315	$(7,309)	$29,260		$—	$—	$(123,370)		$—	$(82,104)
Cancellation of common shares August 8, 2006	(64,550,000)	$12,710	$7,309	$(20,019)		$—	$—	$—		$—	$—
Net loss in 2006 from discontinued operations:
- terminated subsidiary	—	$—	$—	$—		$—	$—	$(24,720)		$—	$(24,720)
- change from Development Stage to Exploration Stage	—	$—	$—	$—		$—	$—	$(67,015)		$—	$(67,015)
Net loss Exploration Stage	—	$—	$—	$—	$			$—		$(1,424)	$(1,424)
Balance, August 31, 2006	32,025,000	$32,025	$—	$9,241		$—	$—	$(215,105)		$(1,424)	$(175,263)
Common shares issued for cash at $4.00 per share November 6, 2006	250,000	$250	$—	$999,750		$—	$—	$—		$—	$1,000,000
Common shares issued for cash at $5.00 per share December 18, 2006	400,000	$400	$—	$1,999,600		$—	$—	$—		$—	$2,000,000
Common shares issued for cash at $5.00 per share April 2, 2007	300,000	$300	$—	$1,499,700		$—	$—	$—		$—	$1,500,000
Common shares issued as compensation and expensed at $2.30 per share June 15, 2007	500,000	$500	$—	$1,149,500		$—	$—	$—		$—	$1,150,000
(continued)

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

 Restated Statement of Stockholders’ Equity (Deficit) (continued)

	Common Shares	Common Stock	Discount on Common Stock	Paid-in Capital	Subscriptions Receivable	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Deficit Accumulated during Exploration Stage	Total Stockholders’ Equity (Deficit)

Common shares issued for cash at $2.22 per share June 18, 2007	450,000	$450	$—	$998,550	$—	$—	$—	$—	$999,000
Common shares issued as Agent fees and expensed at $2.35 per share August 29, 2007	750,000	$750	$—	$1,761,750	$—	$—	$—	$—	$1,762,500
Common shares issued for license fees and expensed at $2.35 per share August 29, 2007	3,000,000	$3,000	$—	$7,047,000	$—	$—	$—	$—	$7,050,000
Additional Paid-In Capital relating to options expensed at $2.13 per share August 31, 2007	—	$—	$—	$5,825,491	$—	$—	$—	$—	$5,825,491
Common shares issued for cash at $2.1581 per share August 31, 2007	600,000	$600	$—	$1,294,260	$(1,000,000)	$—	$—	$—	$294,860
Foreign currency translation adjustment	—	—	—	—	$—	$(12,497)	—	—	(12,497)
Net loss for year ended August 31, 2007	—	$—	$—	$—	—	—	$—	$(21,487,020)	$(21,487,020)
Balance, August 31, 2007	38,275,000	$38,275	$—	$21,584,842	$(1,000,000)	$(12,497)	$(215,105)	$(21,488,444)	$(92,929)

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Statements of Cash Flows

	Restated Year ended August 31, 2007	Year ended August 31, 2006	Exploration Stage August 15, 2006 through August 31, 2007
Cash flows from operating activities:
Net Loss for the period	$(21,487,020)	$(93,159)	$(21,703,549)

Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	10,090	352	10,442
Common stock issued for compensation	1,150,000	-	1,150,000
Additional Paid-In Capital relating to Options – compensation expense	5,825,491	-	5,825,491
Common stock issued for license payments	7,050,000	-	7,050,000
Common stock issued for agent payments	1,762,500	-	1,762,500
Accrued interest on shareholder loans related to discontinued operations	-	5,712	8,761
Depreciation related to discontinued operations	-	-	318
Common stock issued shareholder debt conversion related to discontinued operations	-	-	10,000
Net change in operating assets and liabilities:
Accounts receivable	2,003	(2,003)
Prepaid expenses	-	-
Commitments payable	9,679,407	-	9,679,407
Accounts payable and accrued liabilities	165,934	5,215	181,470
Prepaid expenses related to discontinued operations	-	2,200	9,500
Accounts payable and accrued liabilities related to discontinued operations	-	(177)	(9,220)
Net cash provided (used) by operating activities	(5,521,002)	(81,860)	(5,704,287)

(continued)

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Statements of Cash Flows

	Restated Year ended August 31, 2007	Year ended August 31, 2006	Exploration Stage August 15, 2006 through August 31, 2007
Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	-	607	(318)
Net cash provided (used) by investing activities	-	607	(318)

Cash flows from financing activities:
Common stock issued for cash	5,793,860	-	5,793,860
Shareholder loans	65,948	-	65,596
Common stock issued for cash related to discontinued operations	-	-	31,266
Shareholder loans related to discontinued operations	-	80,120	152,689
Net cash provided by financing activities	5,859,808	80,120	6,043,411

Effect of foreign currency translation	(12,497)	-	(12,497)

Net increase (decrease) in cash	326,309	(1,133)	326,309

Cash, beginning of period	72	1,205	72

Cash, end of period	$326,381	$72	$326,381

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Supplemental Disclosure of Non-cash Investing and Financing Activities

	Year ended August 31, 2007	Year ended August 31, 2006	Exploration Stage August 15, 2006 through August 31, 2007

Common stock issued for compensation	1,150,000	-	1,150,000
Additional Paid-In Capital relating to Options	5,825,491	-	5,825,491
Common stock issued for license fee payments	7,050,000	-	7,050,000
Common stock issued for agent fee payments	1,762,500	-	1,762,500
Common stock issued for subscription receivable	1,000,000	-	1,000,000
Common stock issued shareholder debt conversion related to discontinued operations	-	-	10,000

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

The financial statements reflect the following significant accounting policies:

Exploration Stage Company

The Company is an exploration stage company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Exploration Rights and Mineral Property Rights Acquisitions and Exploration Expenditures

Exploration rights and mineral property rights acquisitions include acquired interests in production, development and exploration stage properties (“Acquired Interests”). Acquired Interests are capitalized at their fair value at the acquisition date, either as an individual asset purchase or as part of a business combination. Acquired Interests are only capitalized when the Company has fully acquired legal title to the Acquired Interests and has attained the legal right to initiate exploration activities or begin mining. In situations (such as exist under the Jinjishan Agreement, the Loning Agreement, and the Fuding Agreement) where the Company has not acquired full legal title to  Acquired Interests, the Company follows a policy of expensing payments made toward acquisition of exploration licenses. (This method for the treatment of exploration license payments for the three named agreements is used because the Company is not in a position to treat exploration license payments as assets until such time as it has fulfilled its purchase agreements and has attained full legal title to the underlying exploration licenses. Because there is no legal title, the underlying licenses do not qualify as mineral rights because no ‘acquisition’ has taken place and the Company does not legally own the licenses).

Until the Company has established the existence of proven or probable mineral reserves, as defined by Industry Guide 7, costs for exploration will be expensed and recorded as ‘Exploration Costs’. At such time that the Company has established the existence of proven or probable reserves,  mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production, will be capitalized and recorded as ‘Development Costs’.

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

At such time as it has capitalized properties, the Company will evaluate the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

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

Stock Based Compensation

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carry-forwards.

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

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Asset Retirement Obligations

As required, the Company would record a liability for the present value of estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes due to either the timing or amount of the original present value estimate underlying the obligation will be made.

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

Recent Account Pronouncements

Various accounting pronouncements have been issued during 2006 and 2007, none of which are expected to have any material effect on the financial statements of the Company.

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

We did not have any off-balance sheet arrangements as at August 31, 2007or August 31, 2006.

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

Asian Dragon is not a party to the agreement between World Fortune and Yunfeng, nor a party to the agreement between Yunfeng and Jinmen and may have little or no recourse on Yunfeng, or Jinmen, in the event that the purchase agreement does not comply with their agreements with each other or World Fortune. However, Asian Dragon has received an attorney’s letter from Mr. Tian Huiquing, Kunda Law Office, Hunan, China stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

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

Asian Dragon is not a party to the agreement between World Fortune and Fuding, nor a party to the agreement between Fuding and Fuding Rights Holders and may have little or no recourse should Fuding, or the Fuding Rights Holders, not comply with their agreements with each other or World Fortune. However, Asian Dragon has received an attorney’s letter from Mr.Tian Huiquing, Kunda Law Office, Hunan, stating that the agreements are valid. Transfer of any rights in any of the above agreements will not be complete until all payments are completed.

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

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

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

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

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

The fair value of the options granted were calculated on the date of grant using a Black Scholes option pricing model with the following assumptions: (i) a risk-free interest rate of 3.74% (based on the US 30-day T-Bill rate on grant date); (ii) a dividend yield of zero: (iii) a volatility factor of 167% (based on the 12 month standard deviation of ADG’s daily stock closing price); an exercise price of $2.13 (which was fixed as the closing stock price on grant date); and an expected life of the options of four years (which is the time during which the Company estimates the options will be exercised). The fair value method requires the cost of options to be expensed over the period in which they vest, which in the case of all 2007 option grants was immediately as of grant date. Additionally, the value of the underlying shares issuances has been credited to Additional Paid-In Capital on the Balance Sheet.

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
(An Exploration Stage Company)

Notes to Financial Statements

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

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

The wind-up of Galaxy was included as a term in a share purchase agreement (the Control Transaction Agreement”) which is attached to this Form 10-K/A-3 as Exhibit 10.5. Galaxy was designated in the Control Transaction Agreement as the “subsidiary in Romania”. The Control Transaction Agreement also included a provision (referenced in the second paragraph of Note 8 above) wherein a former director of the Company submitted 64,550,000 shares of the Company for cancellation as part of a Change of Control share transaction which effected a change in the ownership and control of the Company. This transaction is recorded as filed on December 12, 2006 in a Form 8-K/A which is incorporated herein by reference.

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

The Company has evaluated subsequent events from the balance sheet date through June 15, 2010, which is the date these financial statements were issued.

NOTE 14 – Restatement of Previously Filed Financial Statements

The Company has determined that accrued Exploration License expenses of $9,679,407 in the original August 31, 2007 financial statements should not have been recorded. These financial statements reflect a removal of the liability and related expense for fiscal 2007 and this re-filed Annual Report on Form 10-K/A-3 is based on a re-audit of the Company's financial statements for the year ended August 31, 2007 and includes a new 'Report of Independent Registered Public Accounting Firm' for the year ended August 31, 2007.

Financial statements restatement changes included in this 10-K/A-3 version of these re-stated financial statements are as follows:

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Balance Sheet line items affected by this re-statement correction and a reclassification adjustment related to a subscription receivable is included in this amendment version 10-K/A-3, and are as follows:

Year ended August 31, 2007	Originally Reported on Form 10-K	Adjustments	Restated on this Form 10-K/A-3

Commitments payable - current portion	$7,179,407	$(7,179,407)	$	n/a
Commitments payable - long term portion	2,500,000	(2,500,000)		n/a
Subscription receivable [current asset section]	1,000,000	(1,000,000)		n/a
Subscription receivable [equity section]	n/a	(1,000,000)		(1,000,000)
Accumulated deficit in the exploration stage	(31,382,181)	9,893,737		(21,488,444)
Accumulated other comprehensive income	(13,272)	775		(12,497)
Accumulated deficit	n/a	(215,105)		(215,105)
Total stockholders’ (deficit)	(8,772,336)	8,679,407		(92,929)

Statements of Operations and Comprehensive Loss line items affected by this re-statement correction and other re-allocations included in this amendment version 10-K/A-3are as follows:

Year ended August 31, 2007	Originally Reported on Form 10-K	Adjustments	Restated on this Form 10-K/A-3

Exploration licenses	$21,852,000	$(9,679,407)	$12,172,593
Total expenses	31,156,337	(9,679,407)	21,476,930
Net loss from operations	(31,156,337)	9,679,407	(21,476,930)
Net loss from continuing operations	(31,166,427)	9,679,407	(21,487,020)
Net loss	(31,166,427)	9,679,407	(21,487,020)
Loss per common share, basic and diluted from continuing operations	(0.95)	0.30	(0.65)
OTHER COMPREHENSIVE LOSS:
Net loss	(31,166,427)	9,679,407	(21,487,020)
Total other comprehensive (loss)	(31,178,924)	9,679,407	(21,499,517))

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Exploration Stage August 15, 2006 through August 31, 2007	Originally Reported on Form 10-K	Adjustments	Restated on this Form 10-K/A-3

Exploration licenses	$21,852,000	$(9,679,407)	$12,172,593
Total expenses	31,157,409	(9,679,407)	21,478,002
Net loss from operations	(31,157,409)	9,679,407	(21,478,002)
Net loss from continuing operations	(31,167,851)	9,679,407	(21,488,444)
Net loss from discontinued operations	(214,330)	214,330	n/a
Net loss from discontinued operations
- terminated subsidiary	n/a	(68,995)	(68,995)
- change from Development to Exploration Stage	n/a	(146,110)	(146,110)
Net loss	(31,382,181)	9,678,632	(21,703,549)
OTHER COMPREHENSIVE LOSS:
Net loss	(31,182,181)	9,678,632	(21,703,549)
Foreign currency translation adjustment	(13,277)	775	(12,497)
Total other comprehensive (loss)	(31,395,453)	9,679,407	(21,716,046))

Statement of Stockholders’ Equity (Deficit) line items affected by this re-statement correction and other re-allocations included in this amendment version 10K/A-3 are as follows:

Year ended August 31, 2007	Originally Reported on Form 10-K	Adjustments	Restated on this Form 10-K/A-3

Common shares issued for cash at $2.1581 per share August 31, 2007:
- Paid-in Capital	1,294,260	(1,000,000)	294,260
- Subscriptions receivable	n/a	(1,000,000)	(1,000,000)
- Total Stockholders’ Equity (Deficit)	1,294,860	(1,000,000)	294,860

Foreign currency translation adjustment:
- Accumulated Other Comprehensive Income	n/a	(12,497)	(12,497)

Net loss for year ended August 31, 2007:
- Accumulated Other Comprehensive Income	(12,497)	12,497	n/a
- Deficit Accumulated during Exploration Stage	(31,166,427)	9,679,407	(21,487,020)
- Total Stockholders’ Equity (Deficit)	(31,178,924)	9,691,904	(21,487,020)

Balance, August 31, 2007:
- Accumulated Other Comprehensive Income (Loss)	(13,272)	775	(12,497)
- Accumulated deficit	n/a	(215,105)	(215,105)
- Deficit Accumulated during Exploration Stage	(31,382,181)	9,893,737	(21,488,444)
- Total Stockholders’ Equity (Deficit)	(8,772,336)	8,679,407	(92,929)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)

Notes to Financial Statements

Statements of Cash Flows line items affected by this re-statement correction and other re-allocations included in this amendment version 10K/A-3 are as follows:

Year ended August 31, 2007	Originally Reported on Form 10-K	Adjustments	Restated on this Form 10-K/A-3

Common stock issued for cash	6,793,860	(1,000,000)	5,793,860
Net loss for the period	(31,166,427)	9,679,407	(21,487,020)

Exploration Stage August 15, 2006 through August 31, 2007	Originally Reported on Form 10-K	Adjustments	Restated on this Form 10-K/A-3

Common stock issued for cash	6,793,860	(1,000,000)	5,793,860
Net loss for the period	(31,167,851)	9,464,302	(21,703,549)

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

All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 – $Nil – Schumacher & Associates Inc.
2006 – $Nil – Schumacher and Associates Inc.
2005 – $Nil – Miller and McCollom

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit Description

3.1	Articles of Incorporation(1)

3.2	Certificate of Amendment of Articles of Incorporation(1)

3.2	Bylaws(1)

10.1	Jinjishan Agreement(3)

10.2	Loning Agreement(3)

10.3	Fuding Agreement(3)

10.4	World Fortune Enterprise Inc. Agency and Cooperative Agreement(2)

10.5	Share Transfer Agreement(5)

14.1	Code of Ethics(3)

31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form 8-K/A filed December 12, 2006(4)

(1)  Filed as an exhibit to our registration statement on Form SB-2 filed March 22, 2005 and incorporated here by reference

(2)  Filed as an exhibit to a Form 10-Q filed January 22, 2007 and incorporated here by reference

(3)  Filed as an exhibit to a Form 10-K filed December 14, 2007 and incorporated here by reference

(4) Filed December 12, 2006 and incorporated herein by reference

(5)  Filed as an exhibit to a Form 10-K/A filed September 10, 2008 and incorporated here by reference

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

Dated: June 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ John Karlsson
John Karlsson	President & CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director and Board Chair	June 17, 2010