Form 10-Q
period 2010-05-31
ASIAN DRAGON GROUP INC.
filed 2010-06-29
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2010

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

The issuer had 38,775,000 shares of common stock issued and outstanding as of June 25, 2010.

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.
Consolidated Balance Sheets at May 31, 2010 (unaudited) and August 31, 2009 (audited)	1
Unaudited Consolidated Statements of Operations for the three month and nine month periods ended May 31, 2010 and May 31, 2009 and the Exploration Stage Period of August 15, 2006 to May 31, 2010	2
Unaudited Consolidated Statements of Cash Flows for the nine month periods ended May 31, 2010 and May 31, 2009 and the Exploration Stage Period of August 15, 2006 to May 31, 2010	3
Unaudited Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities for the nine month periods ended May 31, 2010 and May 31, 2009 and the Exploration Stage Period of August 15, 2006 to May 31, 2010	4
Notes to Consolidated Unaudited Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures about Market Risk	10
Item 4. Controls and Procedures	10

PART II. Other Information	12
Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits	16
Signatures	17

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	May 31, 2010 (Unaudited)	August 31, 2009
ASSETS

CURRENT ASSETS
Cash	$897	$3,829
Prepaid expenses	7,847	502
Total current assets	8,744	4,331

Total assets	$8,744	$4,331

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	23,023	25,185
Note payable (Note 3)	26,068	25,125
Shareholder loans (Note 3 and 4)	340,499	284,185
Total current liabilities	$389,590	$334,495

Total liabilities	$389,590	$334,495

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 38,775,000 issued and outstanding	38,775	38,775
Paid-in Capital	22,984,342	22,984,342
Accumulated deficit in the exploration stage	(23,188,858)	(23,138,176)
Accumulated deficit	(215,105)	(215,105)
Total stockholders’ (deficit)	(380,846)	(330,164)

Total liabilities and stockholders’ equity	$8,744	$4,331

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations

	Three Months ended May 31, 2010		Three Months ended May 31, 2009		Nine Months ended May 31, 2010		Nine Months ended May 31, 2009		August 15, 2006 (inception) through May 31, 2010

EXPENSES:
Exploration licenses		$-		$-		$-		$-	$13,372,593
Exploration expenses		-		22,635		-		22,635	72,850
Agent fees		-		-		-		-	1,852,500
Professional and consultant fees		2,381		9,500		27,641		50,560	531,616
Stock-based compensation		-		-		-		-	6,975,491
Investor relations		-		1,842		-		1,842	137,956
Administrative expenses		1,517		2,840		10,401		10,927	200,029
Total expenses		$3,898		$36,817		$38,042		$85,964	$23,143,035

Net loss from operations		$(3,898)		$(36,817)		$(38,042)		$(85,964)	$(23,143,035)

Interest expense		(4,461)		(3,794)		(12,640)		(9,497)	(45,823)
Net Income (Loss) from continuing operations:		(8,359)		(40,611)		(50,682)		(95,461)	(23,188,858)

Net loss from discontinued operations :
– terminated subsidiary		-		-		-		-	(68,995)
– change from Development to Exploration Stage		-		-		-		-	(146,110)
Net loss from discontinued operations		-		-		-		-	(215,105)

Net Income (Loss)		$(8,359)		$(40,611)		$(50,682)		$(95,461)	$(23,403,963)

Earnings (Loss) per common share, basic and diluted:	$	Nil	$	Nil	$	Nil	$	Nil
Weighted average shares outstanding , basic and diluted		38,775,000		38,775,000		38,775,000		38,775,000

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Nine Months ended May 31, 2010	Nine Months ended May 31, 2009	August 15, 2006 (inception) through May 31, 2010
Cash flows from operating activities:
Net Income (Loss) for period	$(50,682)	$(95,461)	$(23,403,963)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	11,697	8,599	43,352
Accrued interest on Note payable	943	899	2,471
Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options – compensation expense	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500
Accrued interest on shareholder loans related to discontinued operations	-	-	8,761
Depreciation related to discontinued operations	-	-	318
Common stock issued for shareholder debt Conversion related to discontinued operations	-	-	10,000
Change in operating assets and liabilities:
Subscription receivable	-	-	-
Prepaid expenses	(7,345)	197	(7,847)
Accounts payable	(2,162)	17,528	23,023
Prepaid expenses related to discontinued operations	-	-	9,500
Accounts payable and accrued expenses related to discontinued operations	-	-	(9,220)
Net cash provided (used) by operating activities	(47,549)	(68,238)	(7,535,614)

Cash flows from investing activities:
Purchase (sale) of property and equipment related to discontinued operations	-	-	(318)
Net Cash provided (used) by investing activities	-	-	(318)
(continued)

The accompanying notes to financial statements are an integral part of these financial statements

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Nine Months ended May 31, 2010	Nine Months ended May 31, 2009	August 15, 2006 (inception) through May 31, 2010
(continued)
Cash flows from financing activities:
Common stock issued for cash	-	-	7,193,860
Loans by stockholders	44,617	78,068	135,345
Note payable	-	-	23,597
Common stock issued for cash related to discontinued operations	-	-	31,266
Shareholder loans related to discontinued operations	-	-	152,689
Net cash provided by financing activities	44,617	78,068	7,536,757

Net increase (decrease) in cash	(2,932)	9,830	825

Cash, beginning of period	3,829	4,423	72

Cash, end of period	$897	$14,253	$897

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities

	Nine Months ended May 31, 2010	Nine Months ended May 31, 2009	August 15, 2006 (inception) through May 31, 2010

Common stock issued for compensation	-	-	1,150,000
Additional Paid-In Capital relating to Options	-	-	5,825,491
Common stock issued for license fee payments	-	-	7,050,000
Common stock issued for agent fee payments	-	-	1,762,500
Common stock issued shareholder debt conversion related to discontinued operations	-	-	10,000

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

Our fiscal year end is August 31st.

The financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the August 31, 2009 audited financial statements and the accompanying notes included in the Company’s Form 10-K filed with the Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be followed by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature.

Exploration Stage Activities

The Company has been in the exploration stage since August 15, 2006 and has not yet realized any revenues from its operations.

Reclassifications

Certain prior period account balances have been reclassified to conform to current period presentation.

ASIAN DRAGON GROUP INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 2 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has an operating loss from continuing operations for the nine month period ending May 31, 2010 of $(50,682) and has accumulated net losses since its inception in the amount of $(23,403,963). Additionally the Company has a deficit in working capital and stockholders equity and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

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

NOTE 3 – Shareholder Loan and Note Payable

At May 31, 2010, the Company had a shareholder loan outstanding from a related party totaling $340,499 which included $43,352 of accrued interest. This loan is uncollateralized and has no fixed repayment dates. During the nine months ended May 31, 2010, this shareholder loan increased by $44,617, excluding accrued interest.

At May 31, 2010, the Company had one Note Payable outstanding of $26,068, which included $2,471 of accrued interest. This loan is uncollateralized, has no fixed repayment date and is callable at any time.

NOTE 4 – Related Party Transactions

During the three months ending May 31, 2010 related party transactions included the shareholder loan activity recorded in Note 3.

NOTE 5 – Subsequent Events

Subsequent events have been evaluated through June 25, 2010, which is the date the financial statements were filed.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MAY 31, 2010 AND MAY 31, 2009 AND THE EXPLORATION STAGE PERIOD FROM AUGUST 15, 2006 TO MAY 31, 2010

Revenues

ADG did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into seven categories:

-  Exploration Licenses
-  Exploration Expenses
-  Agent Fees
-  Professional and Consultant Fees
-  Stock Based Compensation – officers and directors
-  Investor Relations
-  Administrative Expenses

Exploration Licenses

Expenditures for Exploration Licenses were $nil and $nil respectively for the three month and nine month periods ended May 31, 2010 versus $nil and $nil respectively for the same periods ended May 31, 2009. For the period of August 15, 2006 (inception) to May 31, 2010 (the “Exploration Stage”) costs for Exploration Licenses totaled $13,372,593. We cannot predict how these expenses may vary during the next twelve months.

Exploration Expenses

Exploration Expenses were $nil and $nil respectively for the three and nine month periods ended May 31, 2010 versus $22,635 and $22,635 respectively for the same periods ended May 31, 2009. Expenses for the Exploration Stage totaled $72,850. We cannot predict how these expenses may vary during the next twelve months.

Agent Fees

Agent Fees were $nil and $nil for the three and nine month periods ended May 31, 2010 versus $nil and $nil respectively for the same periods ended May 31, 2009. Agent Fees for the Exploration Stage totaled $1,852,500. We cannot predict how these expenses may vary during the next twelve months.

Professional and Consultant Fees

Professional & Consultant Fees are comprised of fees audit, accounting, legal and other professionals. During the three and nine month periods ended May 31, 2010 versus the same periods ended May 31, 2009, these fees were $2,381 and $27,641 versus $9,500 and $50,560, respectively. For the Exploration Stage, these costs totaled $531,616. We anticipate Professional & Consultant Fees will remain at current levels in the upcoming twelve months.

Stock Based Compensation – officers and directors

Stock Based Compensation expenses totaled $nil and $nil for the three and nine month periods ended May 31, 2010 versus $nil and $nil respectively for the same periods ended May 31, 2009. During the Exploration Stage these costs totaled $6,975,491. Past expenses have related to stock and option issuances to our officers and directors. We do not anticipate incurring stock based compensation expenses during the next twelve months.

Investor Relations

Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three and nine month periods ended May 31, 2010 versus the same periods ended May 31, 2009, these expenses totaled $nil and $nil versus $1,842 and $1,842, respectively. For the Exploration Stage, Investor Relations expenses totaled $137,956. We cannot predict how expenses may vary during the next twelve months.

Administrative Expenses

Administrative Expenses were $1,517 and $10,401 versus $2,840 and $10,957 for the three and nine month periods ended May 31, 2010 versus the three and nine month periods ended May 31, 2009, respectively. For the Exploration Stage, Administrative Expenses totaled $200,029. These expenses are composed of travel, Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate administrative expenses will remain at current levels in the upcoming twelve months.

Net Income (Loss)

We incurred net losses for the three and nine month periods ended May 31, 2010 of $(8,359) and $(50,682), respectively and net losses for the three and nine month periods ended May 31, 2009 of $(40,611) and $(95,461), respectively. The Net Loss for the Exploration Stage was $(23,403,963).

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business. The Company’s principal sources of liquidity as of May 31, 2010, consisted of cash resources of $897, prepaid expenses of $7,847, and shareholder loans from a related party. Under the shareholder loans, loan advances to or on behalf of ADG or ADSI, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG or ADSI are required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG or ADSI at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $340,499 including accrued interest as of May 31, 2010. We also have a loan outstanding to a private company totaling $26,068 including accrued interest. This loan bear interest at 5% per annum, is calculated and compounded annually, not in advance. ADG may be required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG at any time without notice, bonus or penalty. Since Exploration Stage inception through to and including May 31, 2008, we have executed cash sales of our common shares totaling $7,193,860 through private placements.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in rapidly evolving markets. There can be no assurance that we will successfully address such risks, expenses and difficulties.

Employees

As of May 31, 2010, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Additionally our CEO was engaged on a consulting basis. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

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

As of May 31, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of May 31, 2010, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended May 31, 2010, no material changes were made to the Company’s internal control over financial reporting

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the three months ended May 31, 2010, the Company had a Net Loss of $(8,359). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the three months ended May 31, 2010.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

Dated: June 28, 2010