Form 10-K
period 2010-08-31
ASIAN DRAGON GROUP INC.
filed 2010-12-14
CIK 1314259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended August 31, 2010

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

Based on the closing price on December 11, 2010 of $0.10, the aggregate market value of the 33,075,000 common shares held by non-affiliates was $3,307,500.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 38,775,000 Common shares were outstanding as of December 11, 2010.

 Documents incorporated by reference:  None

ii

PART I
ITEM 1.	Description of Business	1
ITEM 1A.	Risk Factors	1
ITEM 1B.	Unresolved Staff Comments	4
ITEM 2.	Properties	4
ITEM 3.	Legal Proceedings	4
ITEM 4.	Removed and Reserved	4
PART II
ITEM 5.	Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	5
ITEM 6.	Selected Financial Data	6
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	7
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	9
ITEM 8.	Financial Statements and Supplementary Data:	10
	Reports of Independent Registered Public Accounting Firms	11
	Consolidated Balance Sheets at August 31, 2010 and 2009	12
	Consolidated Statements of Operations for the years ended August 31, 2010 and 2009 and the Exploration Stage Period of August 15, 2006 to August 31, 2010	13
	Consolidated Statement of Stockholders’ Equity	14
	Consolidated Statements of Cash Flows for the years ended August 31, 2010 and 2009 and the Exploration Stage Period of August 15, 2006 to August 31, 2010	15
	Notes to the Consolidated Financial Statements	16
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20
ITEM 9A.	Controls and Procedures	20
ITEM 9B.	Other Information	21
PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	22
ITEM 11.	Executive Compensation	24
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	26
ITEM 14.	Principal Accounting Fees and Services	26
PART IV
ITEM 15.	Exhibits, Financial Statements Schedules	27

SIGNATURES		28

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

Background

Asian Dragon Group Inc. was incorporated in Nevada on June 11, 2003 and on August 10, 2006, filed Articles of Amendment with the Nevada Secretary of State to change its name to Asian Dragon Group Inc.

On April 10, 2008, the Company incorporated a British Columbia company named Asian Dragon Silver Inc. (“ADSI”), as a wholly owned subsidiary. The financial statements of the Company are presented on a consolidated basis and include all accounts of both the Company and its subsidiary. (Hereinafter the combined company may be collectively referred to: “Asian Dragon”, “ADG”, “we”, the “Registrant”, or the “Company”).

The Company’s common stock is traded in the Over-The-Counter market under the symbol “AADG” and the Company is also listed on the Frankfurt Stock Exchange under the trading symbol “P2J1”.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended August 31, 2010, the Company had a Net Loss from Operations of $63,789. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital, which would cast substantial doubt on its ability to continue its operations and growth.

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

The Company's activities are subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailing disposal areas, which would result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, and fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on the financial condition of the Company.

The operations of the Company, including exploration and development activities and the commencement of production on its properties, require permits from various federal, state, provincial and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities generally experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities, thereby causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

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

The Company's success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in the Company's growth and success. The loss of the service of members of the management and advisory board could have a material adverse effect on the Company. In particular, the success of the Company is highly dependent upon the efforts of the President, CEO, CFO, PAO, Treasurer Secretary & Director of the Company, John Karlsson, the loss of whose services would have a material adverse effect on the success and development of the Company.

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

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL PRECIOUS METAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company’s exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company’s operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

●	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
●	Availability and costs of financing;
●	Ongoing costs of production;
●	Market prices for the precious metals to be produced;
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulation and control.

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

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “AADG”. Our shares are also listed on the Frankfurt Stock Exchange under the trading symbol “P2J1”.

The following table sets forth the range of high and low bid quotations for our common stock as reported by the OTCBB for each of the periods indicated. The market for our shares is limited, volatile and sporadic. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High Trade	Low Trade	Closing Trade

November 30, 2006	$4.75	$0.51	$4.24
February 28, 2007	7.00	3.00	4.95
May 31, 2007	6.25	2.50	3.40
August 31, 2008	4.95	1.70	2.13

November 30, 2008	$1.24	$1.24	$1.24
February 28, 2009	0.77	0.70	0.70
May 31, 2009	0.33	0.33	0.33
August 31, 2009	0.12	0.12	0.12

November 30, 2009	$0.15	$0.08	$0.10
February 28, 2010	0.13	0.06	0.06
May 31, 2010	0.06	0.06	0.06
August 31, 2010	0.09	0.04	0.05

Shareholders

On August 31, 2010, there were 27 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal 2010		Fiscal 2009		Fiscal 2008		Fiscal 2007		Fiscal 2006
	$		$		$		$		$
Operating Revenue:
Quarter I - Three Months to November 30		-		-		-		-		n/a
Quarter II - Three Months to February 28		-		-		-		-		n/a
Quarter III- Three Months to May 31		-		-		-				n/a
Full Year – Twelve Months to August 31		-		-		-		-		-

Income/(Loss) from continuing operations:
Quarter I - Three Months to November 30		(13,051)		(38,982)		(937,906)		(1,063,943)		n/a
Quarter II - Three Months to February 28		(29,272)		(15,926)		(526,508)		(2,127,363)		n/a
Quarter III- Three Months to May 31		(8,359)		(40,611)		(45,247)		(1,536,105)		n/a
Full Year – Twelve Months to August 31		(63,789)		(106,316)		(1,530,919)		(21,499,517)		(1,424)

	Fiscal 2010		Fiscal 2009		Fiscal 2008		Fiscal 2007		Fiscal 2006
	$		$		$		$		$
(Loss) per share - continuing operations:
Quarter I - Three Months to November 30		0.00		0.00		0.00		(0.03)		n/a
Quarter II - Three Months to February 28		0.00		0.00		(0.01)		(0.07)		n/a
Quarter III- Three Months to May 31		0.00		0.00		0.00		(0.05)		n/a
Full Year – Twelve Months to August 31		0.00		0.00		(0.04)		(0.65)		0.00

(Loss) from discontinued operations:
Quarter I - Three Months to November 30		n/a		n/a		n/a		n/a		(27,091)
Quarter II - Three Months to February 28		n/a		n/a		n/a		n/a		(16,449)
Quarter III- Three Months to May 31		n/a		n/a		n/a		n/a		(16,050)
Full Year – Twelve Months to August 31		n/a		n/a		n/a		n/a		(91,735)

(Loss) per share – discontinued operations:
Quarter I - Three Months to November 30		n/a		n/a		n/a		n/a		0.00
Quarter II - Three Months to February 28		n/a		n/a		n/a		n/a		0.00
Quarter III- Three Months to May 31		n/a		n/a		n/a		n/a		0.00
Full Year – Twelve Months to August 31		n/a		n/a		n/a		n/a		0.00

Cash:
Quarter I - Three Months to November 30		332		21		161,722		-		2,318
Quarter II - Three Months to February 28		1,062		251		67,845		-		1,139
Quarter III- Three Months to May 31		897		14,253		12,617		12,971		418
Full Year – Twelve Months to August 31		25		3,829		4,423		326,381		72

Total assets:
Quarter I - Three Months to November 30		15,132		3,877		179,027		2,003		4,231
Quarter II - Three Months to February 28		12,254		3,867		74,261		9,003		2,678

Quarter III- Three Months to May 31	8,744	18,378	34,012	24,067	1,418
Full Year – Twelve Months to August 31	595	4,331	8,745	1,326,381	2,075

Total stockholders’ equity (deficit):
Quarter I - Three Months to November 30	(343,215)	(262,829)	(17,805)	(239,206)	(109,195)
Quarter II - Three Months to February 28	(372,487)	(278,763)	(143,918)	(366,569)	(125,743)
Quarter III- Three Months to May 31	(380,846)	(319,380)	(189,667)	(402,523)	(142,020)
Full Year – Twelve Months to August 31	(393,953)	(330,164)	(223,848)	907,071	(175,263)

Total liabilities and stockholders’ equity/(deficit):
Quarter I - Three Months to November 30	15,132	3,877	179,027	2,003	4,231
Quarter II - Three Months to February 28	12,254	3,867	74,261	9,003	2,678
Quarter III- Three Months to May 31	8,744	18,378	34,012	24,067	1,418
Full Year – Twelve Months to August 31	595	4,331	8,745	1,326,381	2,075

Cash dividends per share:
Quarter I - Three Months to November 30	-	-	-	-	-
Quarter II - Three Months to February 28	-	-	-	-	-
Quarter III- Three Months to May 31	-	-	-	-	-
Full Year – Twelve Months to August 31	-	-	-	-	-

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the consolidated financial condition of Asian Dragon Group Inc. and its wholly-owned subsidiary Asian Dragon Silver, Inc. a British Columbia corporation (“ADG”) during the years ended August 31, 2010 and 2009 and the Exploration Stage Period of August 15, 2006 to August 31, 2010 (the “Exploration Stage”).

Revenues

ADG did not earn revenues during the periods included in the financial statements in this report.

Expenses

Exploration Licenses

From the inception of the exploration stage on August 15, 2006 to August 31, 2010, costs for exploration licenses totaled $13,372,593.

Exploration Expenses

Exploration expenses for the year ended August 31, 2010 totaled $nil compared to $22,635 for the year ended August 31, 2009. From the inception of the exploration stage on August 15, 2006 to August 31, 2010, mineral exploration costs totaled $72,850. These expenses were comprised of costs for geological services.

General and Administrative

General administrative expenses for the year ended August 31, 2010 decreased to $46,691 from $70,607 for fiscal 2009. The decrease is due to the Company’s effort to minimize expenses due to the lack of cash and minimal operations. From the inception of the exploration stage on August 15, 2006 to August 31, 2010, general and administrative expenses totaled $9,706,241.

Net Income (Loss)

We incurred a net loss of $63,789, or $0.00 per share, for the year ended August 31, 2010 compared to a net loss of $106,316, or $0.00 per share, for the year ended August 31, 2009. The net loss since the inception of the exploration stage on August 15, 2006 to August 31, 2010 is $23,417,070.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business. As at August 31, 2010, the Company had a working capital deficit of $393,953 which includes a shareholder loan from our President. Under the shareholder loan, loan advances to or on behalf of ADG, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG is required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $344,643 including accrued interest as of August 31, 2010.

Since the inception of the exploration stage through to August 31, 2010, we have executed cash sales of our common shares totaling $7,225,126 through private placements.

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

Employees

As of August 31, 2010, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

Critical Accounting Policies

Asian Dragon’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements. While all these significant accounting policies impact its financial condition and results of operations, Asian Dragon views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Asian Dragon’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles” as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP, aside from those issued by the SEC. ASC 105 does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Consolidated Financial Statements
August 31, 2010
(expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Asian Dragon Group Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Asian Dragon Group Inc. (An Exploration Stage Company) as of August 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from August 15, 2006 to August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended and accumulated from August 15, 2006  to August 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has a working capital deficit, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MADSEN & ASSOCIATES CPAS, INC.

Madsen & Associates CPAs, Inc.

Salt Lake City, Utah

December 14, 2010

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2010 $	August 31, 2009 $

ASSETS

Current Assets

Cash	25	3,829
Prepaid expenses and deposits	570	502

Total Assets	595	4,331

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	23,523	25,185
Loans payable (Note 4)	26,382	25,125
Due to related party (Note 5)	344,643	284,185

Total Liabilities	394,548	334,495

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Common stock, 100,000,000 shares authorized, $0.001 par value 38,775,000 shares issued and outstanding	38,775	38,775
Additional paid-in capital	22,984,342	22,984,342
Accumulated deficit	(215,105)	(215,105)
Deficit accumulated during the exploration stage	(23,201,965)	(23,138,176)

Total Stockholders’ Deficit	(393,953)	(330,164)

Total Liabilities and Stockholders’ Deficit	595	4,331

(The accompanying notes are an integral part of these consolidated financial statements)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)

			Accumulated from
	Year	Year	August 15, 2006
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2010	2009	2010
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	46,691	70,607	9,706,241
Mineral exploration costs	–	22,635	72,850
Mineral property costs	–	–	13,372,593

Total Expenses	46,691	93,242	23,151,684

Loss Before Other Expense	(46,691)	(93,242)	(23,151,684)

Other Expense

Interest expense	(17,098)	(13,074)	(50,281)

Net Loss From Continuing Operations	(63,789)	(106,316)	(23,201,965)

Discontinued operations	–	–	(215,105)

Net loss	(63,789)	(106,316)	(23,417,070)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	38,775,000	38,775,000

(The accompanying notes are an integral part of these consolidated financial statements)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from August 15, 2006 (Date of Inception) to August 31, 2010
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Accumulated	Exploration
	Shares	Amount	Capital	Deficit	Stage	Total
	#	$	$	$	$	$

Balance, August 15, 2006	32,025,000	32,025	9,241	(123,370)	–	(82,104)

Net loss for the period	–	–	–	(91,735)	(1,424)	(93,159)

Balance, August 31, 2006	32,025,000	32,025	9,241	(215,105)	(1,424)	(175,263)

Common shares issued for cash at $4.00 per share on November 6, 2006	250,000	250	999,750	–	–	1,000,000

Common shares issued for cash at $5.00 per share on December 18, 2006	400,000	400	1,999,600	–	–	2,000,000

Common stock issued for cash at $5.00 per share on April 2, 2007	300,000	300	1,499,700	–	–	1,500,000

Common shares issued as compensation to directors at $2.30 per share on June 15, 2007	500,000	500	1,149,500	–	–	1,150,000

Common shares issued for cash at $2.22 per share on June 18, 2007	450,000	450	998,550	–	–	999,000

Common shares for mineral property licenses at $2.35 per share on August 29, 2007	3,750,000	3,750	8,808,750	–	–	8,812,500

Fair value of stock options granted	–	–	5,825,491	–	–	5,825,491

Common shares issued for cash at $2.1581 per share on August 31, 2007	600,000	600	1,294,260	–	–	1,294,860

Net loss for the year	–	–	–	–	(21,499,517)	(21,499,517)

Balance, August 31, 2007	38,275,000	38,275	22,584,842	(215,105)	(21,500,941)	907,071

Common stock issued for cash at $0.80 per share on January 14, 2008	500,000	500	399,500	–	–	400,000

Net loss for the year	–	–	–	–	(1,530,919)	(1,530,919)

Balance, August 31, 2008	38,775,000	38,775	22,984,342	(215,105)	(23,031,860)	(223,848)

Net loss for the year	–	–	–	–	(106,316)	(106,316)

Balance, August 31, 2009	38,775,000	38,775	22,984,342	(215,105)	(23,138,176)	(330,164)

Net loss for the year	–	–	–	–	(63,789)	(63,789)

Balance, August 31, 2010	38,775,000	38,775	22,984,342	(215,105)	(23,201,965)	(393,953)

(The accompanying notes are an integral part of these consolidated financial statements)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

			Accumulated from
	Year	Year	August 15, 2006
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2010	2009	2010
	$	$	$

Operating Activities

Net loss from continuing operations	(63,789)	(106,316)	(23,201,965)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for mineral property licenses	–	–	8,812,500
Stock-based compensation	–	–	6,975,491

Changes in operating assets and liabilities

Prepaid expenses and deposits	(68)	3,820	(570)
Accounts payable	(1,662)	10,760	23,523
Accrued interest on note payable	1,257	1,200	2,785
Due to related party	15,841	11,874	66,257

Net Cash Used In Operating Activities	(48,421)	(78,662)	(7,321,979)

Financing Activities

Proceeds from loans payable	–	–	23,597
Advances from related party	44,617	78,068	288,034
Proceeds from common stock issued	–	–	7,225,126

Net Cash Provided by Financing Activities	44,617	78,068	7,536,757

Discontinued Operations

Operating activities	–	–	(214,507)
Investing activities	–	–	(318)

Net Cash Provided by Discontinued Operations	–	–	(214,825)

Decrease in Cash	(3,804)	(594)	(47)

Cash, Beginning of Period	3,829	4,423	72

Cash, End of Period	25	3,829	25

Non-cash Investing and Financing Activities

Shares issued to settle related party debt	–	–	10,000

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Year Ended August 31, 2010
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on June 11, 2003. The Company is an exploration stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. The Company’s principal business is the acquisition and exploration of mineral resources.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception of the exploration stage and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2010, the Company has a working capital deficiency of $393,953 and has accumulated losses of $23,417,070 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Asian Dragon Silver Inc. All inter-company balances and transactions have been eliminated.

b)	Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral property costs, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Mineral Property Costs

The Company has been in the exploration stage since August 15, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Year Ended August 31, 2010
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

e)	Long-lived Assets

In accordance with ASC 360, “Property Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

f)	Asset Retirement Obligations

The Company follows the provisions of ASC 410, “Asset Retirement and Environmental Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

g)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

h)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Management has adopted ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

i)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

j)	Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Year Ended August 31, 2010
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

k)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash accounts payable, loans payable, and amount due to a related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

l)	Comprehensive Income

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

m)	Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles” as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP, aside from those issued by the SEC. ASC 105 does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Year Ended August 31, 2010
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

n)	Reclassifications

Certain comparative figures have been reclassified to conform to the current year's presentation.

3.	Mineral Properties

On December 2, 2008, the Company abandoned all of its mineral interests located in China due to lack of sufficient capital to meet contractual payment obligations for the various mining licenses.

4.	Loan Payable

As at August 31, 2010, the Company owes $26,382 (2009 – $25,125) to a non-related party which bears interest at 5% per annum, is unsecured, and due on demand. Included in this balance is $2,785 (2009 - $1,528) in accrued interest payable.

5.	Related Party Transactions

As at August 31, 2010, the Company owes $344,643 (2009 - $284,185) to the President of the Company including accrued interest at a 5% interest rate per annum.

6.	Stock Options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Outstanding and exercisable, August 31, 2008, 2009 and 2010	2,500,000	2.13	7.0	–

7.	Income Taxes

The Company has net operating losses carried forward of $23,417,070 available to offset taxable income in future years which expires beginning in fiscal 2004.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2010 $	2009 $

Income tax recovery at statutory rate	22,326	37,211

Change in valuation allowance	(22,326)	(37,211)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at August 31, 2010 and 2009, are as follows:

	2010 $	2009 $

Net operating losses carried forward	8,195,975	8,173,650

Gross deferred income tax assets	8,195,975	8,173,650

Valuation allowance	(8,195,975)	(8,173,650)

Net deferred income tax asset	–	–

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

As of August 31, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of August 31, 2010, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the last quarter of the Company’s fiscal year ended August 31, 2010, the Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management concluded that there was more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

Remediation Plan

We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and officers, as of August 31, 2010, were as set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The term of the directors listed below is each one year.

Name	Age	Positions and Offices Held

John Karlsson	38	President & Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer, Director and Board Chair

Jacques Trottier	46	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

John Karlsson - Mr. Karlsson is President and CEO, CFO, Principal Accounting Officer, Secretary and Treasurer, Director and Board Chair of Asian Dragon Group Inc. In this capacity, Mr. Karlsson is responsible for all overall management of the Company. His current term as a Director of ADG commenced on June 8, 2006 and runs until the next annual meeting of the stockholders unless earlier terminated. Mr. Karlsson’s business experience during the past eight years has consisted of running a boutique corporate finance related practice in British Columbia, Canada. Mr. Karlsson is an attorney and has practiced law in British Columbia, Canada since 2003. Mr. Karlsson holds Bachelor of Arts and Law degrees from the University of Victoria and University of Manitoba, respectively. He is currently a member of the Law Society of British Columbia.

Jacques Trottier - Dr. Jacques Trottier joined the Board on June 6, 2007. He has a Bachelor's Degree in Geology, a Master's Degree in Geochemistry from the University of Quebec in Montreal (UQAM) and obtained a Doctorate at the Ecole Polytechnique in Montreal. Since obtaining his Doctorate, Dr. Trottier dedicated his career primarily to managing junior exploration companies, having first joined the Morisco Mining Group as Vice President of Research and Development from 1987 to 1993, thereafter followed by President of Coleraine Mining Resources from 1993 to 1996. During this period, he was in charge of the geological evaluation for the development and start-up of the Donalda gold mine located in Abitibi, and the Nugget Pond gold mine in Newfoundland. From February 1996 to December 2006, he has been a director of Sulliden Exploration Inc. During this time he spearheaded the company's initiatives in Peru with considerable success. Among them, the discovery of two copper-gold porphyry systems (Cementerio and San Antonio) on the Huaquillas property in northern Peru, as well as the discovery of a polymetallic high grade zinc-lead-silver massive sulfide zone (known as P8unaPuna), located in central Peru. This last discovery led to his recognition in the year 2000 as Prospector of the year in Peru, conferred by the Honorary Mining Merit committee composed of 15 members representing seven professional mining related organizations, including the National Society of Mining, Petroleum and Energy; the Geological Society of Peru; and the Ministry of Energy and Mines. Between 2002 and 2006, he has developed the Shahuindo gold-silver project, also located in Peru, that is now recognized as a multi-million-ounce world-class deposit. Since January 2007, Dr. Trottier has been the President and owner of Trotco Exploration Inc., a private consulting company that provides services to international mining exploration companies.

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

Based solely upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them by Section 16(a) during the year 2010.

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended August 31, 2010, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Code of Ethics and Conduct

The Board approved a code of ethics and conduct which was filed with our Form 10-K for the year ended August 31, 2007 and is incorporated herein by reference.

Director Compensation

During the year ended August 31, 2010, there were no cash payments, nor stock or option grants made to any directors.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth information regarding the salaries and other compensation paid to our executive officer in our most recent fiscal year ended August 31, 2010 and since inception:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards or SRAs ($) (1)	Securities Underlying Options or SARs (#)	LTIP Payouts ($) (2)	All Other Compensation ($)

John Karlsson President & CEO, CFO, PAO, Secretary and Treasurer	2010 2009 2008 2007	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil 100,000	Nil Nil Nil Nil	Nil Nil Nil 2,000,000	Nil Nil Nil Nil	Nil Nil Nil Nil
(1) SARs are “Stock Appreciation Rights”
(2) LTIP’s are “Long-Term Incentive Plans”

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Table
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-end (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John Karlsson	Nil	Nil	2,000,000	Nil	Zero	Nil
Jacques Trottier	Nil	Nil	500,000	Nil	Zero	Nil

No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

The Company has not yet established a Compensation Committee of the Board and plans to do so in the near future.

The Company does not have an employment agreement with its President and CEO, nor its independent director and there is no policy in place which creates a relationship between corporate performance and executive or director compensation.

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

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (3)

Common Stock	John Karlsson President & CEO, CFO, PAO, Secretary & Treasurer, Director and Board Chair Suite 108 – 1312 North Monroe Street, Spokane, Washington 99201	7,450,000 (1)	18.3%

Common Stock	Jacques Trottier - Director 1155 Rue University, Suite 508 Montreal, PQ, Canada H3B 3A7	750,000 (2)	1.8%

Common Stock	All Directors & Officers as a Group	8,200,000	20.1%

(1)    The beneficial shares owned by Mr. Karlsson include 5,450,000 presently issued and 2,000,000 which could be issued upon exercise of stock options.
(2)    The beneficial shares owned by Mr. Trottier include 250,000 presently issued and 500,000 which could be issued upon exercise of stock options.
(3)    The denominator for this calculation is based on the 38,775,000 presently issued shares of the Company plus 2,000,000 shares and 500,000 which might be issued if Messrs. Karlsson and Trottier were to exercise respectively exercise their stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the year ending August 31, 2010 there were no related party transactions.

Certain Business Relationships

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In its capacity as the Audit Committee, the Board of Directors pre-approves all audits (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board of Directors annually approves the scope and fee estimates for the year-end audit to be performed by the Corporation’s independent auditors for the fiscal year. With respect to other permitted services, the Board of Directors pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

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

2010 – $13,500– Madsen & Associates CPAs Inc.
2009 – $18,250 – Madsen & Associates CPAs Inc.

Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2010 – $Nil – Madsen & Associates CPAs Inc.
2009 – $Nil – Madsen & Associates CPAs Inc.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010 – $Nil – Madsen & Associates CPAs Inc.
2009 – $Nil – Madsen & Associates CPAs Inc.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010 – $Nil – Madsen & Associates CPAs Inc.
2009 – $Nil – Madsen & Associates CPAs Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit Description

3.1	Articles of Incorporation*
3.2	Certificate of Amendment of Articles of Incorporation*
3.2	Bylaws*
14.1	Code of Ethics**
31.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*     Filed as an exhibit to our registration statement on Form SB-2 filed March 22, 2005 and incorporated here by reference
**   Filed as an exhibit to a Form 10-K filed December 14, 2007 and incorporated here by reference
*** Filed herewith

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

/s/ Jacques Trottier
Jacques Trottier
Director

Dated: December 14, 2010