Form 10-Q
period 2010-11-30
ASIAN DRAGON GROUP INC.
filed 2011-01-19
CIK 1314259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 000-52268

ASIAN DRAGON GROUP INC.
 (Name of registrant as specified in its charter)

Nevada	98-0418754
(State of incorporation)	(I.R.S. Employer Identification No.)

#108 - 1312 North Monroe Street
Spokane, Washington 99201
 (Address of principal executive offices)

(509) 252-8428
 (Registrant’s telephone number)

with a copy to:

Carrillo, Huettel & Zouvas, LLP
3033 Fifth Ave. Suite 400
San Diego, CA 92103
Telephone (619) 546-6100
Facsimile: (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of January 19, 2011, there were 38,775,000 shares of the Registrant’s common stock issued and outstanding.

ASIAN DRAGON GROUP, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Asian Dragon Group, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Asian Dragon" refers to Asian Dragon Group, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Consolidated Financial Statements
November 30, 2010
(expressed in U.S. dollars)
(unaudited)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	November 30, 2010 $	August 31, 2010 $
	(unaudited)

ASSETS

Current Assets

Cash	735	25
Prepaid expenses and deposits	570	570

Total Assets	1,305	595

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	23,523	23,523
Loans payable (Note 3)	26,695	26,382
Due to related party (Note 4)	349,483	344,643

Total Liabilities	399,701	394,548

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Common stock, 100,000,000 shares authorized, $0.001 par value 38,775,000 shares issued and outstanding	38,775	38,775
Additional paid-in capital	22,984,342	22,984,342
Accumulated deficit	(215,105)	(215,105)
Deficit accumulated during the exploration stage	(23,206,408)	(23,201,965)

Total Stockholders’ Deficit	(398,396)	(393,953)

Total Liabilities and Stockholders’ Deficit	1,305	595

(The accompanying notes are an integral part of these consolidated financial statements)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	August 15, 2006
	Ended	Ended	(Date of Inception)
	November 30,	November 30,	to November 30,
	2010	2009	2010
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	30	9,160	9,706,271
Mineral exploration costs	–	–	72,850
Mineral property costs	–	–	13,372,593

Total Expenses	30	9,160	23,151,714

Loss Before Other Expense	(30)	(9,160)	(23,151,714)

Other Expense

Interest expense	(4,413)	(3,891)	(54,694)

Net Loss From Continuing Operations	(4,443)	(13,051)	(23,206,408)

Discontinued operations	–	–	(215,105)

Net loss	(4,443)	(13,051)	(23,421,513)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	38,775,000	38,775,000

(The accompanying notes are an integral part of these consolidated financial statements)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	August 15, 2006
	Ended	Ended	(Date of Inception)
	November 30,	November 30,	to November 30,
	2010	2009	2010
	$	$	$

Operating Activities

Net loss from continuing operations	(4,443)	(13,051)	(23,206,408)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for mineral property licenses	–	–	8,812,500
Stock-based compensation	–	–	6,975,491

Changes in operating assets and liabilities

Prepaid expenses and deposits	–	(14,298)	(570)
Accounts payable	–	344	23,523
Accrued interest on note payable	313	316	3,098
Due to related party	4,100	3,575	70,357

Net Cash Used In Operating Activities	(30)	(23,114)	(7,322,009)

Financing Activities

Proceeds from loans payable	–	–	23,597
Advances from related party	740	19,617	288,774
Proceeds from common stock issued	–	–	7,225,126

Net Cash Provided by Financing Activities	740	19,617	7,537,497

Discontinued Operations

Operating activities	–	–	(214,507)
Investing activities	–	–	(318)
Financing activities	–	–	–

Net Cash Provided by Discontinued Operations	–	–	(214,825)

Decrease in Cash	710	(3,497)	663

Cash, Beginning of Period	25	3,829	72

Cash, End of Period	735	332	735

Non-cash Investing and Financing Activities

Shares issued to settle related party debt	–	–	10,000

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in U.S. dollars)
(unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements of Asian Dragon Group Inc.(the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception of the exploration stage and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2010, the Company has a working capital deficiency of $398,396 and has accumulated losses of $23,421,513 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)     Recent Accounting Pronouncements
In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of the applicable standard on September 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

b)     Reclassifications

Certain comparative figures have been reclassified to conform to the current year's presentation.

3.	Loan Payable

As at November 30, 2010, the Company owes $26,695 (August 31, 2010 – $26,382) to a non-related party which bears interest at 5% per annum, is unsecured, and due on demand. Included in this balance is $3,098 (2010 - $2,785) in accrued interest payable.

4.	Related Party Transactions

As at November 30, 2010, the Company owes $349,483 (August 31, 2010 - $344,643) to the President of the Company which bears interest at 5% per annum, is unsecured, and due on demand. Included in this balance is $19,941 (August 31, 2010 - $15,841) in accrued interest payable.

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in U.S. dollars)
(unaudited)

5.	Stock Options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Outstanding and exercisable, August 31, 2010 and November 30, 2010	2,500,000	2.13	6.8	–

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2010 AND NOVEMBER 30, 2009 AND THE EXPLORATION STAGE PERIOD FROM AUGUST 15, 2006 TO NOVEMBER 30, 2010

Revenues

We have not generated any revenues during the periods included in the financial statements in this report.

Operations and Net Loss

We incurred net losses for the three month periods ended November 30, 2010 and 2009 of $4,443 and $13,051, respectively. The net loss since the inception of the exploration stage was $23,421,513.  The net loss for the current period is made up of mostly interest accrued on the loan payable and related party debt. In the comparable period, the Company incurred general and administrative expenses of $9,160 and interest expense of $3,891.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business. The Company’s principal sources of liquidity as of November 30, 2010, consisted of cash resources of $735 and shareholder loans from a related party. Under the shareholder loans, loan advances to or on behalf of ADG or ADSI, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG or ADSI are required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG or ADSI at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $349,483 including accrued interest as of November 30, 2010. We also have a loan outstanding to a private company totaling $26,695 including accrued interest. This loan bears interest at 5% per annum, is calculated and compounded annually, not in advance. ADG may be required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG at any time without notice, bonus or penalty. Since inception through to and including November 30, 2010, we have executed cash sales of our common shares totaling $7,225,126 through private placements.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in rapidly evolving markets. There can be no assurance that we will successfully address such risks, expenses and difficulties.

Employees

As of November 30, 2010, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Additionally our CEO was engaged on a consulting basis. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

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

Our significant accounting policies are summarized in Note 2 of the consolidated financial statements included with our Report on Form 10-K for fiscal 2010. While all these significant accounting policies impact its financial condition and results of operations, Asian Dragon views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Asian Dragon’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. We have expensed all development costs related to our establishment.

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

As of November 30, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of November 30, 2010, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended November 30, 2010, no material changes were made to the Company’s internal control over financial reporting

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

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the three months ended November 30, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on March 22, 2005 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on March 22, 2005 as part of our Registration Statement on Form SB-2.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAN DRAGON GROUP INC.

Dated: January 19, 2011	By: /s/ John Karlsson
John Karlsson
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer & Director