Form 10-Q
period 2011-02-28
ASIAN DRAGON GROUP INC.
filed 2011-05-20
CIK 1314259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

(509) 252-8428
(Registrant’s telephone number)

with a copy to:

Carrillo, Huettel & Zouvas, LLP
3033 Fifth Ave. Suite 400
San Diego, CA 92103
Telephone (619) 546-6100
Facsimile: (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐ (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

As of May 19, 2011, there were 38,775,000 shares of the Registrant’s common stock issued and outstanding.

ASIAN DRAGON GROUP INC.**

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

**Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Asian Dragon" refers to Asian Dragon Group, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Consolidated Financial Statements
February 28, 2011
(expressed in U.S. dollars)
(unaudited)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	February 28, 2011 $	August 31, 2010 $
	(unaudited)

ASSETS

Current Assets

Cash	705	25
Prepaid expenses and deposits	157	570

Total Assets	862	595

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	35,127	23,523
Loans payable (Note 3)	27,005	26,382
Due to related party (Note 4)	363,772	344,643

Total Liabilities	425,904	394,548

Stockholders’ Deficit

Common stock, 100,000,000 shares authorized, $0.001 par value 38,775,000 shares issued and outstanding	38,775	38,775
Additional paid-in capital	22,984,342	22,984,342
Accumulated deficit	(215,105)	(215,105)
Deficit accumulated during the exploration stage	(23,233,054)	(23,201,965)

Total Stockholders’ Deficit	(425,042)	(393,953)

Total Liabilities and Stockholders’ Deficit	862	595

(The accompanying notes are an integral part of these consolidated financial statements)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended February 28, 2011 $	Three Months Ended February 28, 2010 $	Six Months Ended February 28, 2011 $	Six Months Ended February 28, 2010 $	Accumulated from August 15, 2006 (Date of Inception) to February 28, 2011 $

Revenue	–	–	–	–	–

Expenses

General and administrative	22,147	24,984	22,177	34,144	9,728,418
Mineral exploration costs	–	–	–	–	72,850
Mineral property costs	–	–	–	–	13,372,593

Total Expenses	22,147	24,984	22,177	34,144	23,173,861

Loss Before Other Expense	(22,147)	(24,984)	(22,177)	(34,144)	(23,173,861)

Other Expense

Interest expense	(4,499)	(4,288)	(8,912)	(8,179)	(59,193)

Net Loss From Continuing Operations	(26,646)	(29,272)	(31,089)	(42,323)	(23,233,054)

Discontinued operations	–	–	–	–	(215,105)

Net loss	(26,646)	(29,272)	(31,089)	(42,323)	(23,448,159)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	38,775,000	38,775,000	38,775,000	38,775,000

(The accompanying notes are an integral part of these consolidated financial statements)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Six Months	Six Months	August 15, 2006
	Ended	Ended	(Date of Inception)
	February 28,	February 28,	to February 28,
	2011	2010	2011
	$	$	$
Operating Activities

Net loss from continuing operations	(31,089)	(42,323)	(23,233,054)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for mineral property licenses	–	–	8,812,500
Stock-based compensation	–	–	6,975,491

Changes in operating assets and liabilities

Prepaid expenses and deposits	413	(10,690)	(157)
Accounts payable	11,604	(2,551)	33,127
Accrued interest on note payable	623	626	3,408
Due to related party	19,129	7,553	87,386

Net Cash Used In Operating Activities	680	(47,385)	(7,321,299)

Financing Activities

Proceeds from loans payable	–	–	23,597
Advances from related party	–	44,618	288,034
Proceeds from common stock issued	–	–	7,225,126

Net Cash Provided by Financing Activities	–	44,618	7,536,757

Discontinued Operations

Operating activities	–	–	(214,507)
Investing activities	–	–	(318)
Financing activities	–	–	–

Net Cash Provided by Discontinued Operations	–	–	(214,825)

Decrease in Cash	680	(2,767)	633

Cash, Beginning of Period	25	3,829	72

Cash, End of Period	705	1,062	705

Non-cash Investing and Financing Activities

Shares issued to settle related party debt	–	–	10,000

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2011
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception of the exploration stage and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2011, the Company has a working capital deficiency of $425,042 and has accumulated losses of $23,448,159 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As at February 28, 2011, the Company owes $27,005 (August 31, 2010 – $26,382) to a non-related party which bears interest at 5% per annum, is unsecured, and due on demand. Included in this balance is $3,408 (2010 - $2,785) in accrued interest payable.

4.	Related Party Transactions

As at February 28, 2011, the Company owes $363,772 (August 31, 2010 - $344,643) to the President of the Company which bears interest at 5% per annum, is unsecured, and due on demand. Included in this balance is $24,130 (August 31, 2010 - $15,841) in accrued interest payable.

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2011
(Expressed in U.S. dollars)
(unaudited)

5.	Stock Options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Outstanding and exercisable, August 31, 2010 and February 28, 2011	2,500,000	2.13	6.5	–

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2011 AND FEBRUARY 28, 2010 AND THE EXPLORATION STAGE PERIOD FROM AUGUST 15, 2006 TO FEBRUARY 28, 2011

Revenues

We have not generated any revenues during the periods included in the financial statements in this report.

Operations and Net Loss

We incurred net losses for the three month periods ended February 28, 2011 and 2010 of $26,646 and $29,272, respectively. The net loss since the inception of the exploration stage was $23,233,054. The net loss for the current period is made up mostly of professional fees of $20,500 and interest accrued on the loan payable and related party debt of $4,499. In the comparable period, the Company incurred general and administrative expenses of $24,984 and interest expense of $4,288.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business. The Company’s principal sources of liquidity as of February 28, 2011, consisted of cash resources of $705 and shareholder loans from a related party. Under the shareholder loans, loan advances to or on behalf of ADG or ADSI, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG or ADSI are required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG or ADSI at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $363,772 including accrued interest as of February 28, 2011. We also have a loan outstanding to a private company totaling $27,005 including accrued interest. This loan bears interest at 5% per annum, is calculated and compounded annually, not in advance. ADG may be required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG at any time without notice, bonus or penalty. Since inception through to and including February 28, 2011, we have executed cash sales of our common shares totaling $7,225,126 through private placements.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in rapidly evolving markets. There can be no assurance that we will successfully address such risks, expenses and difficulties.

Employees

As of February 28, 2011, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Additionally our CEO was engaged on a consulting basis. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

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

Our significant accounting policies are summarized in Note 1 of the consolidated financial statements included with our Report on Form 10-K for fiscal 2010. While all these significant accounting policies impact its financial condition and results of operations, Asian Dragon views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Asian Dragon’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. We have expensed all development costs related to our establishment.

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

As of February 28, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the

criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of February 28, 2011, as a result of the identification of the material weaknesses described below.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the three months ended February 28, 2011.

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

ASIAN DRAGON GROUP INC.

Dated: May 20, 2011	By:	/s/ John Karlsson
John Karlsson
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer & Director