Form 10-Q
period 2011-05-31
ASIAN DRAGON GROUP INC.
filed 2011-07-20
CIK 1314259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ____________

Commission File Number: 000-52268

ASIAN DRAGON GROUP INC.
(Name of registrant as specified in its charter)

Nevada	98-0418754
(State of incorporation)	(I.R.S. Employer Identification No.)

#108 - 1312 North Monroe Street
Spokane, WA  99201
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

As of July 19, 2011, there were 38,775,000 shares of the Registrant’s common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Consolidated Financial Statements
May 31, 2011
(expressed in U.S. dollars)
(unaudited)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2011 $	August 31, 2010 $
	(unaudited)

ASSETS

Current Assets

Cash	670	25
Prepaid expenses and deposits	281	570

Total Assets	951	595

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	33,009	23,523
Loans payable (Note 3)	27,315	26,382
Due to related party (Note 4)	374,482	344,643

Total Liabilities	434,806	394,548

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Common stock, 100,000,000 shares authorized, $0.001 par value 38,775,000 shares issued and outstanding	38,775	38,775
Additional paid-in capital	22,984,342	22,984,342
Accumulated deficit	(215,105)	(215,105)
Deficit accumulated during the exploration stage	(23,241,867)	(23,201,965)

Total Stockholders’ Deficit	(433,855)	(393,953)

Total Liabilities and Stockholders’ Deficit	951	595

(The accompanying notes are an integral part of these consolidated financial statements)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended May 31, 2011 $	Three Months Ended May 31, 2010 $	Nine Months Ended May 31, 2011 $	Nine Months Ended May 31, 2010 $	Accumulated from August 15, 2006 (Date of Inception) to May 31, 2011 $

Revenue	–	–	–	–	–

Expenses

General and administrative	4,115	3,898	26,292	38,042	9,732,533
Mineral exploration costs	–	–	–	–	72,850
Mineral property costs	–	–	–	–	13,372,593

Total Expenses	4,115	3,898	26,292	38,042	23,177,976

Loss Before Other Expense	(4,115)	(3,898)	(26,292)	(38,042)	(23,177,976)

Other Expense

Interest expense	(4,698)	(4,461)	(13,610)	(12,640)	(63,891)

Net Loss From Continuing Operations	(8,813)	(8,359)	(39,902)	(50,682)	(23,241,867)

Discontinued operations	–	–	–	–	(215,105)

Net loss	(8,813)	(8,359)	(39,902)	(50,682)	(23,456,972)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	38,775,000	38,775,000	38,775,000	38,775,000

(The accompanying notes are an integral part of these consolidated financial statements)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Nine Months	Nine Months	August 15, 2006
	Ended	Ended	(Date of Inception) to
	May 31,	May 31,	May 31,
	2011	2010	2011
	$	$	$

Operating Activities

Net loss from continuing operations	(39,902)	(50,682)	(23,241,867)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for mineral property licenses	–	–	8,812,500
Stock-based compensation	–	–	6,975,491

Changes in operating assets and liabilities

Prepaid expenses and deposits	289	(7,345)	(281)
Accounts payable	9,486	(2,162)	33,009
Accrued interest on note payable	933	943	3,718
Due to related party	29,839	11,697	96,096

Net Cash Used In Operating Activities	645	(47,549)	(7,321,334)

Financing Activities

Proceeds from loans payable	–	–	23,597
Advances from related party	–	44,617	288,034
Proceeds from common stock issued	–	–	7,225,126

Net Cash Provided by Financing Activities	–	44,617	7,536,757

Discontinued Operations

Operating activities	–	–	(214,507)
Investing activities	–	–	(318)
Financing activities	–	–	–

Net Cash Provided by Discontinued Operations	–	–	(214,825)

Decrease in Cash	645	(2,932)	598

Cash, Beginning of Period	25	3,829	72

Cash, End of Period	670	897	670

Non-cash Investing and Financing Activities

Shares issued to settle related party debt	–	–	10,000

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in U.S. dollars)
(unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements of Asian Dragon Group Inc.(the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010. In the opinion of management, the accompanying financial statements reflect all adjustments, which are only of a normal recurring nature, considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception of the exploration stage and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2011, the Company has a working capital deficiency of $433,855 and has accumulated losses of $23,456,972 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As at May 31, 2011, the Company owes $27,315 (August 31, 2010 – $26,382) to a non-related party which bears interest at 5% per annum, is unsecured, and due on demand. Included in this balance is $3,718 (August 31, 2010 - $2,785) in accrued interest payable.

4.	Related Party Transactions

As at May 31, 2011, the Company owes $374,482 (August 31, 2010 - $344,643) to the President of the Company which bears interest at 5% per annum, is unsecured, and due on demand. Included in this balance is $28,518 (August 31, 2010 - $15,841) in accrued interest payable.

ASIAN DRAGON GROUP INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in U.S. dollars)
(unaudited)

5.	Stock Options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Outstanding and exercisable, August 31, 2010 and May 31, 2011	2,500,000	2.13	6.2	–

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

Operations and Net Loss

We incurred net losses for the three month periods ended May 31, 2011 and 2010 of $8,813 and $8,359, respectively. The net loss since the inception of the exploration stage was $23,241,867. The net loss for the current period is made up mostly of professional fees of $4,049 and interest accrued on the loan payable and related party debt of $4,698. In the comparable period, the Company incurred general and administrative expenses of $3,898 and interest expense of $8,359.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from sale of common stock and shareholder loans. Uses of funds have included activities to establish and develop our business. The Company’s principal sources of liquidity as of May 31, 2011, consisted of cash resources of $670 and shareholder loans from a related party. Under the shareholder loans, loan advances to or on behalf of ADG or ADSI, bear interest at 5% per annum, calculated and compounded annually, not in advance. ADG or ADSI are required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG or ADSI at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan was $374,482 including accrued interest as of May 31, 2011. We also have a loan outstanding to an individual totaling $27,315 including accrued interest. This loan bears interest at 5% per annum, is calculated and compounded annually, not in advance. ADG may be required to repay the outstanding principal and interest at any time on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by ADG at any time without notice, bonus or penalty. Since inception through to and including May 31, 2011, we have executed cash sales of our common shares totaling $7,225,126 through private placements.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in rapidly evolving markets. There can be no assurance that we will successfully address such risks, expenses and difficulties.

Employees

As of May 31, 2011, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Additionally our CEO was engaged on a consulting basis. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

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

As of May 31, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of May 31, 2011, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended May 31, 2011, no material changes were made to the Company’s internal control over financial reporting

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the three months ended May 31, 2011.

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

ASIAN DRAGON GROUP INC.

Dated: July 20, 2011	By:	/s/ John Karlsson
John Karlsson
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer & Director